Form 10-Q
period 1996-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 1997-09-18
CIK 705868

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

          Quarterly Report Under Section 13 of 15(d) of the Securities
                              Exchange Act of 1934


For quarter ended June 30, 1996              Commission File Number 0-16397

                       Applied Spectrum Technologies, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                               41-1419457
------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                     Identification Number)

P.O. Box 26707, St. Louis Park, Minnesota                         55426
-----------------------------------------------------------------------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code________________612/947-0714

                                 Not Applicable
-----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----

                       -----------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 1996, was 2,953,941.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX


                                                                            PAGE
                                                                            ----
Part I.   Financial Information

          ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                  Condensed Statements of Operations for the three           3
                  and nine months ended June 30, 1996 and 1995

                  Condensed Balance Sheets of June 30, 1996                  4
                  and September 30, 1995

                  Condensed Statements of Cash Flows for the                 5
                  nine months ended June 30, 1996 and 1995


                  Notes to Condensed Financial Statements -                  6
                  June 30, 1996

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   7
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS



Part II.  Other Information                                                  8

Signature                                                                    9

Part 1. Financial Information

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       ------------------    -----------------

                                        1996       1995       1996        1995
                                     -------    -------    -------     -------

 REVENUES
   Net sales                         $  1,000   $  1,000   $  3,000    $  3,000
   Sublicensing revenues               10,000     11,000     43,000      39,000
                                     --------   --------   --------    --------
     Total revenues                    11,000     12,000     46,000      42,000

 Cost of product sold                     -          -          -           -
                                     --------   --------   --------    --------

     Gross profit                      11,000     12,000     46,000      42,000

 General and administrative expense     9,000     19,000     35,000      55,000
                                     --------   --------   --------    --------

 Operating profit (loss)                2,000     (7,000)    11,000     (13,000)

   Interest expense                       -          -          -        (2,000)
   Interest income                      2,000      4,000      5,000      14,000
   Other income (expense)                 -       (5,000)       -       (17,000)
                                     --------   --------   --------    --------

     Net profit (loss)               $  4,000    ($8,000)  $ 16,000    ($18,000)
                                     ========   ========   ========    ========
 Net profit (loss) per share         $   0.00     ($0.00)     $0.01      ($0.01)
                                     ========   ========   ========    ========
 Weighted average number of
 shares outstanding                 2,953,941  2,953,941  2,953,941   2,731,096



                   See notes to condensed financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                 JUNE 30,   SEPTEMBER 30,
                                                   1996         1995
                                                   ----         ----
 ASSETS

 CURRENT ASSETS
   Cash                                         $302,000      $293,000
   Other                                             -             -
                                             -----------   -----------

     Total current assets                        302,000       293,000

 PROPERTY AND EQUIPMENT
   Equipment at fair market value                  1,000         1,000
                                             -----------   -----------

                                                $303,000      $294,000
                                             ===========   ===========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                              $14,000       $15,000
   Employee compensation and taxes withheld        2,000         5,000
   Reserve for warranty costs                     75,000        75,000
   Accrued severance costs                        62,000        62,000
   Other accrued expenses                            -           3,000
                                             -----------   -----------

   Total current liabilities                     153,000       160,000

 SHAREHOLDERS' EQUITY
   Common Stock,par value $.01 per share
   authorized 10,000,000 shares, issued
   and outstanding - 2,953,941                    30,000        30,000
   Additional paid-in-capital                 16,274,000    16,274,000
   Accumulated deficit                       (16,154,000)  (16,170,000)
                                             -----------   -----------
                                                 150,000       134,000
                                             -----------   -----------

                                                $303,000      $294,000
                                             ===========   ===========



                   See notes to condensed financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                    NINE MONTHS ENDED
                                                        JUNE 30,
                                                 -----------------------
                                                    1996          1995
                                                 -------       -------

OPERATING ACTIVITIES
  Cash flow from (used in) operations            $16,000      ($18,000)
    Net cash flow from (used for)
      working capital                             (7,000)       93,000
                                                --------      --------

  Net cash from  operating activities              9,000        75,000


INVESTING ACTIVITIES                                 -             -
                                                --------      --------

  Net cash from investing activities                 -             -


FINANCING ACTIVITIES
  Proceeds from issuance of stock                    -          10,000
                                                --------      --------

    Net cash from financing activities               -          10,000

INCREASE (DECREASE) IN CASH                        9,000        85,000

  Cash beginning of period                       293,000       149,000
                                                --------      --------

CASH END OF PERIOD                              $302,000      $234,000
                                                ========      ========



                   See notes to condensed financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

All dollar amounts, except net loss per share, in the attached financial statements have been rounded to the nearest $1,000.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Based on the Company's adopted "Plan of Dissolution" the condensed financial statements which are unaudited have been prepared on a dissolution basis. Assets have been recorded at estimated fair market value. Liabilities have been recorded in the normal course of business. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

NOTE B - WEIGHTED AVERAGE SHARES

Weighted average number of shares includes shares of common stock outstanding during the period. Outstanding stock options and warrants are not included in the loss per share calculations as they are considered anti-dilutive.

NOTE C - SIGNIFICANT EVENTS

At a Special Shareholders' Meeting on November 30, 1993, the Shareholders approved the Plan of Dissolution. Following the Shareholder approval the Company finalized its Agreement with HT Communications, Inc. for the sale of assets. Payments on the asset sales have been made over a period from December 1993 to August 1995. The Company continues to collect royalties from two technology licensing agreements which expire in December, 1996 and January, 1997.

NOTE D - OWNERSHIP

On January 20, 1995, Norwood Venture Corp. (Norwood) the Company's major shareholder exercised warrants to 957,877 shares of common stock at a price of $.01 per share. Following the exercise, Norwood owns 2,282,564 shares or 77.27% of the Company.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

All amounts in the following discussion have been rounded to the nearest $1,000.

GENERAL

The Company is operating under a Plan of Dissolution as approved by its Board of Directors and its Shareholders.

OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996

REVENUES

Under the Company's Plan of Dissolution the sale of assets have not been recognized as revenue. Revenues for fiscal 1996 consisted of $1,000 and $3,000 respectively of equipment leases and $10,000 and $43,000 respectively of sublicensing fees. Revenues from sublicensing fees during the first nine months, increased $4,000 from fiscal 1995 primarily because of the Company's Agreement with HT Communications, Inc.

EXPENSES

The Company has ceased selling and research activities and all engineering, administration and operating expenses have been charged to General and Administrative Expense. General and Administrative expenses of $35,000 in fiscal 1996 were $20,000 less than comparable 1995 as a result of the implementation of the dissolution plan.

INTEREST INCOME

Interest income of $5,000 in 1996 is earned on cash investments. Interest income of $14,000 in 1995 relates primarily to interest received on the deferred payments from the sale of assets.

OTHER EXPENSE

Other Expense of $17,000 in 1995 relates to the settlement of certain liabilities.

CAPITAL RESOURCES AND LIQUIDITY

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $357,000 in fiscal 1994 and an additional $43,000 in fiscal 1995. As of June 30, 1996, the Company had cash of $302,000 and booked liabilities of $153,000.

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          None

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                                        APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  August 13, 1996                  Edward F. Mackay
                                        --------------------
                                        Chief Financial Officer and
                                        Chief Executive Officer


                                        /S/Edward F. Mackay
                                        --------------------
                                        Signature