Form 10-K
period 1996-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 1997-09-18
CIK 705868

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C. 20549

                           __________________________________

                                       FORM 10-K
                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                           __________________________________

For the Fiscal Year Ended:                        Commission File Number:
    September 30, 1996                               0-16397
                           __________________________________

                           APPLIED SPECTRUM TECHNOLOGIES, INC.
                 (Exact Name of Registrant as Specified in its Charter)

       Minnesota                               41-1419457
(State of Incorporation)                (IRS Employer Identification Number)

                                     P.O. Box 26707
                            St. Louis Park, Minnesota 55426
                        (Address of Principal Executive Offices)

                            Registrant's Telephone Number,
                                  Including Area Code
                                     (612) 947-0714
                           __________________________________

             Securities Registered Pursuant to 12(b) of the Act:  None

                Securities Registered Pursuant to 12(g) of the Act:
                         Common Stock - $.01 par value
                         Common Stock Purchase Warrants

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X  Yes              No

As of November 30, 1996, 2,953,941 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based on the Company's plan to dissolve), excluding shares owned beneficially by officers and directors, is estimated to be zero.

                                       PART I


ITEM 1.   BUSINESS

     (a)  General Development of Business.

     During fiscal 1994 Applied Spectrum Technologies, Inc. (AST) began implementing a Plan of Dissolution that was approved by its shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under the Company's Plan of Dissolution most of its assets were sold during 1994 with some payments deferred into 1995 and beyond. If future results are successful and all liabilities and expenses are covered a liquidating dividend will be paid to shareholders. The estimated recovery period runs through January, 1997. During fiscal 1995 most of the tangible asset sales were collected and only technology licenses remain to be collected. During fiscal 1996 the Company continued to collect license fees and payments on one equipment lease.

     Prior to implementation of the Dissolution Plan, AST was engaged in the development, manufacture, marketing and sale of digital business communication systems. In recent years the Company has allocated most of its available resources to the marketing and sale of its T-1 Multiplexer product which is a communication system that allows many individual telephone and data services to be transmitted and received over one high speed digital transmission line. The CENTRA Series of T-1 systems includes channel banks and T-1 Multiplexers which support voice, data and video communications for point to point interoffice requirements as well as digital access to long distance carrier networks.

     During fiscal 1989, the Company acquired all technology and product rights to a T-1 Multiplexer product (see Product Section) from a company named Digi-Voice. Under terms of the Digi-Voice Agreement the Company paid $200,000 in advance royalties. The Company is liable for royalties on net revenues from shipments of the products over the agreement term. The T-1 product required further development work by the Company but went into production and distribution during the second quarter of fiscal 1990.

     The Company's T-1 Multiplexer marked CENTRA is a communication system that allows many individual telephone and data services to be transmitted and received over one high speed digital transmission line. The CENTRA Series of T-1 systems include channel banks and T-1 Multiplexers which support voice, data and video communications for point to point interoffice requirements as well as digital access to long distance carrier networks.

     The Company entered into OEM sub-license agreements with four of its T-1 Multiplexer customers between 1991 and 1993. The Company also sold its T-1 Multiplexers through direct and distribution sales channels until the implementation of the Dissolution Plan.

     The Company's initial products were intended for use (i) in the Telco market, and (ii) in the onpremises network market. In 1990 the Company was restructured to de-emphasize its initial products to concentrate primarily on its new T-1 Multiplexer product. The Company continued to make their initial products available for sale but did not actively market these products nor did the Company do any additional unfunded development work on these products after 1990

     The Company was organized as a Minnesota Corporation on February 17, 1982. The Company's principal executive offices have relocated from 450 Industrial Boulevard, Minneapolis, Minnesota 55413 to P.O. Box 26707, St. Louis Park, Minnesota 55426-0700, and its telephone number is (612) 947-0714.

     (b)  Financial Information About Industry Segments.

     Since its inception, the Company has operated in one industry segment - the development, manufacture, marketing and sales of communications products and networks some of which transmit digital data over existing local telephone wires simultaneously with normal voice communications.

     (c)  Narrative Description of Business.

BACKGROUND

     The technology on which the Company's original products are based, including Spread Spectrum Technology, permit data and telemetry to be transmitted simultaneously over telephone wire without interfering signals with normal voice service. The Company's products are known as data/voice multiplexing ("DVM") equipment and are aimed at operating telephone companies (Telco market).

     The Company's Alarm and DVM-400 products were introduced to a Telco marketplace which was slow to develop. Consistent with a strategy begun in 1988, the Company has been redirecting its efforts towards the commercial marketplace, with recent emphasis on the T-1 Multiplexer market.

     During 1989 and early 1990 the Company worked on the development of the T-1 product which was introduced to the market in 1990 and became the Company's primary product.

     The Company's lack of financial resources caused the Company to pursue a plan of dissolution as approved by the Board of Directors and approved by the shareholders on November 30, 1993. For more information see Item 7 - Management Discussion and Analysis of Financial Condition.

PRODUCTS

     Prior to ceasing operations and implementing the Dissolution Plan, the Company's Products were:
     In 1990 the Company introduced the CENTRA T-1
Multiplexer product for distribution into the T-1 commercial marketplace. The CENTRA T-1 Multiplexer product is a device that allows twenty-four (24) (or more) voice and data telecommunication services to be transmitted and received over a single telephone service. This is more economical than multiple individual lines. The Company's T-1 systems include channel banks and T-1 Multiplexers which support voice, data and video communications for point to point interoffice requirements as well as digital access to long distance carriers' networks.

     The Company's initial products included the DWV-200, which is used for security alarm applications and the DVM-400 product line, which is used for digital data communications. The DWV-200 and the DVM-400 were developed for the Telco market. Variations of the DVM-400, known as SPECTRA-DOV 30 and SPECTRA-LINK 50 and SPECTRA-LINK 64 were developed for the on-premises network market.

MARKETS

     Under the Dissolution Plan, the Company is no longer pursuing these markets but prior to adopting the Dissolution Plan the Company's markets consisted of:

     There is a niche market for "intelligent channel banks" which sell at approximately the same price as channel banks but are designed to handle voice and data to support some of the key features of higher-end T-1 systems.
 The Company's CENTRA T-1 product was positioned to compete in this segment of the market.

     The market for T-1 services is in a state of evolution. In basic transmissions, voice signals are digitally coded into 8 bit digital words and may be mixed with data signals to form a composite digital signal, which can transmit and receive up to 24 voice and data services as a single composite line more economically than 24 individual leased services.

     The equipment needed to combine the individual services is called a T-1 Multiplexer. The CENTRA T-1 product is one of a new generation of low cost T-1 Multiplexers that effectively makes high bandwidth services such as T-1 services available to small organizations.

SALES AND DISTRIBUTION

     Prior to ceasing operations and implementing the Dissolution Plan, the Company's Sales and Distribution efforts were:

     Sales and distribution efforts in 1992 and 1993 were focused primarily on T-1 Multiplexer product. Due to the lack of resources and attrition the Company discontinued direct sales efforts in September 1993.

     Historically, Company has been substantially dependent upon a small
number of customers.   During 1993 there was one T-1 customer who accounted
for 17% of total revenues.

     Between 1991 and 1993, the Company entered into four agreements with OEM customers which provide for non-exclusive rights to sales, manufacturing and technology of the T-1 Multiplexer product.

     During fiscal 1994, two of these OEM agreements were terminated by the customer. The Company continues to support the other two OEMs from a technology and marketing standpoint through the use of former employees on a consulting basis.

PRODUCT DEVELOPMENT

     During fiscal 1995 and 1996, there were no product development activities because of the implementation of the Plan of Dissolution. Prior to the implementation of the Dissolution Plan, the Company's product development activities were:

     During fiscal 1990, the Company completed development and introduced a new T-1 Multiplexer product. All rights to the technology and early stage product design were obtained through purchase from Digi-Voice. The Company's technical team redesigned the T-1 Multiplexer product for introduction into the current marketplace. The majority of the development program in 1993 related to cost reduction of the T-1 product and support of the OEM Licenses.

     During fiscal 1996, the Company continued to support its OEM Licenses by use of former employees as consultants.

MANUFACTURING, SERVICE AND SUPPORT

     Prior to ceasing operations and implementing the Dissolution Plan, the Company's manufacturing operations consisted primarily of assembly, test and quality control of components and subassemblies and final testing of completed products. Subcontractors assemble printed circuit boards for the Company's products.

     Due to a lack of resources and attrition the Company ceased manufacturing and service operations at the end of fiscal 1993. The Company entered into agreements with third parties which protected its customer base from a manufacturing and service standpoint.

     A one-year warranty was given on all historic products, and longer warranties were sometimes granted on products sold to distributors and OEMs. During 1992 the Company extended the warranty on its CENTRA T-1 Multiplexer products from one year to five years. Warranty coverage on the CENTRA T-1 Product has been assigned to a third party. Under the terms of the sale of its T-1 inventory as part of the Dissolution Plan, the Company granted extended warranty coverage to the Buyer. The Company has accrued $75,000 towards their potential liability.

     The Company had a customer service department which provided training, installation and product support. The customer service department administers customer warranties and repairs and provides telephone and on-site assistance. The Company sold its customer service department to a third party in September, 1993.

COMPETITION

     The Company believes that the principal competitive factors in the T-1 marketplace are performance, reliability and price.

     In its focus on the low-end T-1 marketplace the Company faced numerous competitors, some of which are CoastCom, Telco Systems, Case/Data Tel, Strata Com and Newbridge. These companies offer T-1 products with features and prices similar to the Company's CENTRA T-1 Multiplexer.

BACKLOG

     At September 30, 1996 and 1995, the Company's backlog of orders was zero.

GOVERNMENT REGULATION

     Communications equipment is subject to federal regulations which require that they be tested and then approved or certified by the Federal Communications Commission (the "FCC") prior to their use, sale, lease or distribution. Where required or appropriate, the Company's products have been tested and approved by the FCC and have received its authorization for distribution.

     The Telcos are regulated by the states in which they operate and are generally required to establish a tariff for each new service they offer, including those which would use the Company's products.

EMPLOYEES

     At September 30, 1996, the Company employed 1 part-time employee and has consulting agreements with some of its former employees.

PATENTS, TRADEMARKS AND LICENSES

     Prior to adopting the Dissolution Plan, the Company had obtained a number of United States and foreign patents. The 17-year terms of the Company's United States patents expire from the years 2001 to 2004. The Company believed, however, that its principal technological advantage, if any, over current and prospective competitors was in the ability of its personnel to apply a broad range of techniques, some of which may be trade secrets of the Company, to the resolution of the customer needs. The Company attempted to protect its trade secrets by requiring each of its employees to execute a confidentiality agreement and by other measures common to technical industries. There was no assurance that any of the Company's patents or other proprietary rights of the Company would be sufficient to prevent effective competition with its products.

     While the Company is not aware of any patent or other proprietary rights of parties which is infringed by any of its products, there can be no assurance that such an infringement may not exist at present or in the future. The Company generally indemnifies its customers and licensees against costs and damages they may incur as a consequence of any infringement of third party rights by the Company's products and, should such an infringement be alleged, the Company could be required to expend significant amounts to defend any such claim and to pay any judgments which might be rendered, as well as to compensate its customers and licensees for losses incurred.

     The Company's product name "DWV-200" is registered as a trademark in the United States. The Company also claims common law trademark rights with respect to the name "DVM-400". The Company has registered the name SPECTRA as a trademark in the United States.

     During 1994, the Company stopped paying for any further patent or trademark applications or renewals.

     (d) Financial Information About Foreign and Domestic Operation and Export Sales.

     Substantially all of the Company's revenue, operating profit and identifiable assets are attributable to the Unites States.

ITEM 2.   PROPERTY

     On September 16, 1993, the Company vacated its former headquarters and manufacturing facilities located at 450 Industrial Boulevard, Minneapolis, Minnesota. The Company is now conducting business through voice mail, P.O. box and facsimile machines. The Company has obtained approximately 300 square feet space for storage of its assets at reasonable monthly rental amounts. The Company has no present intention of leasing any additional facility.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Year First
                                   Elected or
Name                  Age           Appointed          Position Currently Held
----                  ---          ----------          -----------------------
Edward F. Mackay      54             1983              Chief Executive Officer
                                                       & Chief Financial Officer

     Mr. Mackay has been Chief Executive Officer of the Company since July 1993. Mr. Mackay was Executive Vice President and Chief Financial Officer of the Company from July 1991 until July 1993. Mr. Mackay was Vice President - Finance and Chief Financial Officer of the Company from October 1985 to July 1991. From June 1983 until September 1985, Mr. Mackay served as the Company's Treasurer and Controller.
                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been traded on the national, over-the-counter market under the symbol ASTI since the time of its initial public offering in January 1988. However, the Company was notified by NASDAQ that, due to low trading volume, it would not report transaction in the Company's stock after October 13, 1989.

     The only significant support for valuation of the Company's common stock since October 1989 was the sale of additional common stock to private investors in March 1990, at a price of $.50 per share.

     As of August 6, 1993, there were approximately 953 holders of record of the Company's common stock.

     The Company has never declared or paid cash dividends on its common stock. The Company intends to pay a liquidating dividend if sufficient funds are available upon completion of the Dissolution Plan.

          (The remainder of this page has been intentionally left blank.)

                     (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       FOR THE FIVE YEARS ENDED SEPTEMBER 30,
                                       --------------------------------------
STATEMENTS OF OPERATIONS DATA:           1996    1995    1994    1993    1992
------------------------------           ----    ----    ----    ----    ----
Net sales                                $  3    $  4   $  11  $1,393  $1,691
Development contract revenues               -       -       -      21      37
Sublicensing revenues                      58      71      30      91     272
                                         ----    ----    ----   -----  ------
  Total revenues                           61      75      41   1,505   2,000

Operating profit (loss)                    16       1     (46)   (140)   (176)
Other income (expense)                      6      (6)    221     (33)    (35)
                                         ----    ----    ----   -----  ------
Net profit (loss)                          22      (5)    175    (173)   (211)

  Net profit (loss) per share           $0.01   $0.00   $0.09  ($0.09) ($0.11)

Weighted average number of
  shares outstanding                    2,954   2,686   1,996   1,996   1,996


BALANCE SHEET DATA:


Cash & short-term investments            $308    $293    $149    $145     $34
Working capital                           155     133     129     (97)     72
Total assets                              308     293     333     515     682
Long-term liabilities
Shareholders' equity                      156     134     130     (45)    128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All amounts in the following discussion have been rounded to the nearest $1,000.

GENERAL

     In its latest audited financial statement, September 30, 1992, the Company's auditors issued a qualified opinion regarding the Company's ability to continue as a going concern. Revenues have been insufficient to generate cash flows sufficient to support operations and pay liabilities. Revenue changes are customer and competitor related. Price changes within product lines were minimal. Therefore, most changes were related to the volume of product purchased. The Company was declared to be in default on its secured credit line in May 1993 and has since deferred payment on its liabilities to many unsecured creditors. A reduction in staffing and departure of key employees such as the President and CEO, Director of Operations and Service Department Manager also negatively impacted the Company's chances of continuing its operations.

     We previously disclosed in our 10-K for the year ended September 30, 1992, the Company's liquidity is dependent on its ability to generate additional revenues and make use of the Norwood Credit Line. The Company was unsuccessful in its attempts to raise additional equity financing or find a strategic partner. During the second fiscal quarter of 1993, the Company's secured lender Norwood Venture Corp. acquired all of the Company's stock owned by Oxford Partners and Norwood is the majority (77.3%) owner of the Company.

     During March 1993 the Company reduced its work force from 20 employees to 13 employees and placed its engineering development plans on hold as a means of matching fixed costs to revenues. In an unrelated event the Company's President and CEO, James J. Szeliga, resigned as an officer of the Company on May 7, 1993.

     For the first nine months of fiscal year 1993 revenues decreased $276,000. Cash decreased $31,000 to $3,000, net working capital excluding cash and credit line borrowing decreased $48,000 to $99,000 and the Company borrowed an additional $88,000 under its Norwood Credit Line. At June 30, 1993 the balance owing on the Norwood Credit Line was $195,000.

     In light of the above, the Company embarked upon an extensive search for additional equity or debt investment and for a strategic partner with which to merge, or a purchaser of the Company as a going concern. (See: SEARCH FOR STRATEGIC PARTNER below). When neither additional funding nor a strategic partner were located, liquidation pursuant to Chapter 7 or Reorganization under Chapter 11 of the United States Bankruptcy Code were considered. However, the Company believed a greater monetary return would be realized if the Company conducted a controlled dissolution and the assets are sold pursuant to independently negotiated agreements. The Company also concluded that attempted reorganization under Chapter 11, given the Company's inability to generate sufficient revenue to sustain its operations and attrition of its staff and key employees would only serve to further erode the value of the Company's existing assets.

     As a result, the Board of Directors, as a means of attempting to maximize any recovery to its creditors and shareholders, adopted a plan of dissolution such that a payment plan to creditors could be implemented and foreclosure by its secured lender could be avoided. As part of the dissolution plan, the Company will attempt to sell its assets contingent on future payments. If future results are successful and all liabilities and expenses are covered, a liquidating dividend will be paid to shareholders. The estimated recovery period is two to three years. The Board of Directors of the Company did not seek or obtain an independent report, appraisal or fairness opinion in connection with the proposed dissolution due to the lack of funds required to obtain such an opinion.

SEARCH FOR STRATEGIC PARTNER

     Between late 1992 and mid-1993, the Company contacted approximately 60 entities, including HT Communications, Inc. ("HT" or "HT Communications"), seeking equity or debt investment or a strategic partner with respect to a possible merger. Such searches were unsuccessful. Contacts were made with OEM customers, competitors and numerous other companies in the data communications industry regarding the sale of the Company as an operating concern. The majority of these contacts expressed no interest and none resulted in a feasible offer that would have paid all of AST's outstanding liabilities, nor did any of these contacts culminate in a letter of intent or a definitive agreement.

SHAREHOLDER APPROVAL

     Shareholder approval of the Dissolution Plan was received at a special shareholders' meeting held on November 30, 1993.

TRANSACTION WITH HT COMMUNICATIONS, INC.

     Having received no positive results from its search for a strategic partner, the Company again contacted a number of these same entities to discuss a possible licensing arrangement and/or asset sale. HT Communications was the only company which expressed an interest in pursuing further discussions with AST. All negotiations have been conducted exclusively between Mr. Mackay, on behalf of the Company, and HT's President.

     In August, 1993, AST entered into a License Agreement with HT Communications granting HT a non-exclusive, perpetual, world-wide license to manufacture those T-1 digital Multiplexer products marketed under the name CENTRA Series 4000 and CENTRA Series 3000. In consideration, HT pays to AST royalties on its sale of certain AST products for a period of three (3) years. With respect to its general terms, the License Agreement with HT was negotiated along the lines of AST's previously existing License Agreements.

     In addition to the License Agreement already in place with HT, AST entered into an agreement in December of 1993 with HT Communications for the acquisition of the majority of the T-1 assets of AST. The Agreement called for HT to purchase the fixed assets and inventory at their fair market value and standard cost respectively in installments over approximately nine (9) months commencing in December 1993. In addition, HT agreed to assume obligations associated with certain AST contracts and to offer some AST employees jobs. Due to HT's cash flow problems, the payment terms of the Agreement were amended such that AST has secured interest in HT's assets and the payments were extended to December, 1995 including interest on the unpaid balance at the rate of 12% per annum, with HT having the right to prepay any balance owing.

FEDERAL INCOME TAX CONSEQUENCES OF DISSOLUTION

     The Company is unable to determine at this time with specificity what the income tax consequences of the proposed dissolution of the Company will be given the uncertainty as to the actual dollars which will be realized upon liquidation of the Company's assets as well as questions regarding how the net operating loss carried forward will be dealt with in light of the changes in control of the Company. However, the Company has made the following estimate in this regard:

(i) The extent of net operating loss available to offset income is unknown due to the changes in ownership and the difficulty in determining fair market value of the Company;

(ii) The 1993 fiscal year's operating loss will probably offset any gain on the recapture of depreciation or value from the sale of fixed assets;

(iii) Inventory will be sold at approximately the same value as cost, so there will be no income tax consequences; and

(iv) Future royalties will be taxable at normal tax rates unless they can be offset by net operating losses.

REVENUES

     Revenues in 1996 decreased $14,000 as a result of the decreased license fees. 1996 revenues consisted of $3,000 in net sales, primarily equipment leases, and $57,000 of sub-licensing fees from OEM licensees.

     Revenues in 1995 increased $34,000 as a result of the increased license fees. 1995 revenues consisted of $4,000 in net sales, primarily equipment leases, and $71,000 of sub-licensing fees from OEM licensees.

     Revenues in 1994 decreased $1,464,000 as a result of the implementation of the Dissolution Plan. 1994 revenues consisted of $11,000 in net sales, primarily service contracts, and $29,000 of sub-licensing fees from OEM licensees.


COST OF PRODUCT SOLD

     There were no cost of products sold in 1996, 1995 and 1994 because of the Dissolution Plan.

PRODUCT DEVELOPMENT ACTIVITIES

     Included in product development expense are research and development and product engineering costs, including expenses incurred to modify products for particular applications and to resolve performance problems arising in specific applications. When funding for product development is received from third parties through development contracts, the proceeds are recorded as development contract revenues, and the related expenses are separately recorded under development contract costs. Expenses in excess of related development contract revenues are charged to product development expenses because the Company believes that such contracts may result in future product sales. The Company is not obligated under any of its development contracts to pay any continuing royalties, refund any amounts or apply them against future deliveries.

     In March 1989, the Company acquired all rights to a T-1 Multiplexer product which was under development by another company. The Company applied significant resources toward the completion of the development work on this new product and introduced production models to the marketplace during the second quarter of fiscal 1990. The Company paid advance royalties of $200,000 for the rights to this product. These advance royalties were amortized against the Company's obligation to pay royalties on future shipments.

     During 1993 the majority of the development activities centered around T-1 product development work associated with cost reductions to the T-1 Multiplexer product and support of OEM licenses.

EXPENSES

     General and administrative expenses in 1996, 1995 and 1994 relate to the implementation of the Dissolution Plan. Sales and marketing and product development expenses were eliminated in 1996, 1995 and 1994 as part of the Dissolution Plan.

     The Company records the development expenses related to development contracts in development contract costs.

OTHER INCOME/EXPENSES

     Other expense of $20,000 in 1995 is the result of further settlement of liabilities.

     Other income of $204,000 in 1994 consists of $124,000 from the sale of assets and $80,000 from the settlement of liabilities.

CAPITAL RESOURCES AND LIQUIDITY

     Substantially all of the Company's working capital needs to date have been funded through proceeds from the sales of Common Stock and preferred stock, loans from or guaranteed by certain shareholders, issued shares of Common Stock and three series of preferred stock for aggregate consideration of $11,796,000. During 1987, all three series of preferred stocks were converted to Common Stock. In January 1988, the Company's initial public offering (IPO) was completed. Net proceeds from the IPO were $3,841,000, The funds from the IPO were used to repay $691,000 of convertible debentures and to fund activities in product development and sales and market development during 1988, 1989 and the first half of 1990. The Company also pursued some unsuccessful acquisition strategies during 1989 and 1990.

     In the second quarter of fiscal 1990 the Company did a restructuring and recapitalization to concentrate primarily on its new CENTRA T-1 Multiplexer product line. The restructuring resulted in substantially all resources being directed towards penetration of the commercial T-1 marketplace. The recapitalization resulted in a 1 for 100 reverse split of the Company's voting common stock. Following the reverse split the Company issued 1,268,000 new shares of voting Common Stock on March 26, 1990 to private investors at $0.50 per share which resulted in $634,000 of equity funding.

     In addition to the sale of stock in March 1990, the Company obtained a revolving credit line of up to $500,000 from Norwood Venture Corp. The credit line which is secured by all assets were useable based on a borrowing formula equal to 90% of eligible receivables. The agreement with Norwood has been modified three times. The most recent modification in March 1992 increased the total line from $500,000 to $600,000 and increased the borrowing base to include up to $100,000 of T-1 Multiplexer inventory. As part of these modifications, Norwood was granted an increase to 1,000,000 shares in its warrants to purchase the Company's common stock at $0.50 per share. Another condition of the modification was a provision that reduced Norwood's Warrant price from $0.50 per share to $0.01 per share upon the notice if default by the Company. The Company defaulted on its agreement with Norwood in 1993 and then the warrant price was reduced to $0.01 per share. As of June 30, 1993, the Company had $195,000 outstanding against the credit line. During the fourth quarter of 1993, the Company was able to repay the balance owed Norwood on its credit line as part of the early stages of the dissolution process.

     Through September 1996, the Company has incurred net cumulative losses of $16,148,000.

    The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $399,000 during fiscal 1994 and 1995. As of September 30, 1996, the Company had cash of $308,000 and booked liabilities of $153,000. The net book value of the Company at September 30, 1996 is $156,000 or $.05 per outstanding share.




ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              INDEX TO FINANCIAL DATA
FINANCIAL STATEMENTS:                                              PAGE

     Statements of Operations - Years ended                         18
     September 30, 1996, 1995, 1994

     Balance Sheets - September 30, 1996 and 1995                   19

     Statements of Cash Flows - Years ended                         20
     September 30, 1996, 1995, 1994

     Statements of Shareholders' Equity - Years ended               21
     September 30, 1996, 1995, 1994

     Notes to Financial Statements                                 22-25

     The following data are included herein and should be read in conjunction with the financial statements referred to above:

FINANCIAL STATEMENT SCHEDULES:

     VIII -    Valuation and Qualifying Accounts                    26
     X    -    Supplementary Income Statement Information           27

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

1992 UNPAID AUDIT FEES

     The Company's auditor during the past fiscal years, Ernst & Young, has not been paid for last year's audit and income tax work, leaving a total liability in the amount of $26,675.00. The auditors are therefore refusing to accept additional work. Preparing audited financial statements for fiscal year ending September 30, 1993, was impossible based upon the Company's current financial position. The 10-K documents were filed on a timely basis with unaudited financial statements for the fiscal year ending September 30, 1993.

     The auditors have also refused to review the 1996,1995 and 1994 Financial Statements because of the payment situation and the lack of audited financial statements for 1993 and so we are unable to include their opinion from prior years on the financial statements. The 10-K documents for 1996,1995 and 1994 are being filed on a timely basis with unaudited financial statements for the fiscal years ending September 30, 1994, 1995 and 1996

         (The remainder of this page has been intentionally left blank.)

                       APPLIED SPECTRUM TECHNOLOGIES,INC
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                YEAR ENDED SEPTEMBER 30,
                                            ------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
     REVENUES:
      Net sales                         $  3,186     $  3,641    $  11,277
      Development contract revenues
      Sublicensing revenues               57,489       71,143       29,311
                                        --------     --------    ---------
        Total revenues                    60,675       74,784       40,588

     Cost of product sold                   -             -            -
     Development contract costs             -             -            -
                                        --------     --------    ---------
        Total costs                         -             -            -

        Gross profit                      60,675       74,784       40,588

     Sales and marketing expense            -             -            -
     General and administrative expense   45,081       74,018       86,604
     Product development cost               -             -            -
                                        --------     --------    ---------

     Operating profit (loss)              15,594          766      (46,016)

     Other income (expense) - net           -         (19,530)     203,630
     Interest income                       6,284       14,963       24,267
     Interest expense                       -          (1,544)      (7,036)
                                        --------     --------    ---------
        Net profit (loss)              $  21,878    $  (5,345)  $  174,845
                                        --------     --------    ---------
                                        --------     --------    ---------
     Net profit (loss) per share       $    0.01    $   (0.00)  $     0.09
                                        --------     --------    ---------
                                        --------     --------    ---------
     Weighted average number of
      shares outstanding               2,953,941    2,685,698    1,996,064










                       See notes to financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC

                                BALANCE SHEETS

                                  (UNAUDITED)



                                                       1996          1995
                                                      ------        ------
     ASSETS

     CURRENT ASSETS
      Cash                                        $  307,740    $  292,696

      Other                                              -             -
                                                  ----------    ----------

        Total current assets                         307,740       292,696

     PROPERTY AND EQUIPMENT
      Equipment at fair market value                     750           750
                                                  ----------    ----------
                                                  $  308,490    $  293,446
                                                  ----------    ----------
                                                  ----------    ----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
      Accounts payable                            $   14,276    $   14,276
      Employee compensation and taxes withheld           -           5,212
      Reserve for warranty costs                      75,000        75,000
      Accrued severance costs                         62,250        62,250
      Other accrued expenses                           1,200         2,822
                                                  ----------    ----------

        Total current liabilities                    152,726       159,560

     SHAREHOLDERS' EQUITY
      Common Stock,par value $.01 per share
      authorized 10,000,000 shares, issued
      and outstanding  2,953,941                      29,540        29,540
      Additional paid-in-capital                  16,274,155    16,274,155
      Accumulated deficit                        (16,147,931)  (16,169,809)
                                                 -----------   -----------
                                                     155,764       133,886
                                                  ----------    ----------
                                                  $  308,490    $  293,446
                                                  ----------    ----------
                                                  ----------    ----------

                        See notes to financial statements

                                      APPLIED SPECTRUM TECHNOLOGIES,INC
                                           STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)



                                                               YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                        1996           1995           1994
                                                        ----           ----           ----
 OPERATING ACTIVITIES
  Net profit (loss)                                $  21,878      $  (5,345)      $  174,845
  Adjustments to reconcile net profit (loss) to
   net cash provided by operating activities:
    Provisions for losses on
     accounts receivable                                                              24,700
    (Gain) on sale of equipment                                                      (13,799)
    Net cash flow from (used for) changes in:
     Accounts receivable                                 -          182,770         (131,311)
     Inventories and accounts payable                    -           (4,210)          41,453
     Reserve for warranty costs
     Other current assets and liabilities             (6,834)       (39,167)        (156,350)
                                                   ----------     ----------       ----------
  Net cash from (used for) operating activities       15,044        134,048          (60,462)

 INVESTING ACTIVITIES
  Proceeds from sale of equipment                        -              -             64,795
                                                  ----------      ----------       ----------
  Net cash from  investing activities                    -              -             64,795

 FINANCING ACTIVITIES
  Proceeds from exercise of warrants                                  9,579
  Proceeds from debt borrowings
  Payments on debt borrowings                            -              -               -
                                                  ----------      ----------       ----------
   Net cash from financing activities                    -            9,579             -
                                                  ----------      ----------       ----------
 INCREASE IN CASH                                    15,044         143,627            4,333

  Cash beginning of year                            292,696         149,069          144,736
                                                 ----------       ----------       ----------
 CASH END OF YEAR                                $  307,740      $  292,696       $  149,069
                                                 ----------       ----------       ----------
                                                 ----------       ----------       ----------


                        See notes to financial statements

                                      APPLIED SPECTRUM TECHNOLOGIES,INC

                                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  (UNAUDITED)



                                   SHARES             AMOUNT               CAPITAL            DEFICIT        TOTAL
                                   ------             ------               -------            -------        -----
BALANCE AT
 September 30, 1993              1,996,064             $19,961          $16,274,155        ($16,339,309)      ($45,193)

Net profit for the year                                                                        $174,845       $174,845
                         ---------------------------------------------------------------------------------------------

BALANCE AT
 September 30, 1994              1,996,064             $19,961          $16,274,155        ($16,164,464)      $129,652

Exercise of warrants               957,877              $9,579                                                  $9,579
Net profit for the year                                                                         ($5,345)       ($5,345)
                         ---------------------------------------------------------------------------------------------

BALANCE AT
 September 30, 1995              2,953,941             $29,540          $16,274,155        ($16,169,809)      $133,886

Net profit for the year                                                                         $21,878        $21,878
                         ---------------------------------------------------------------------------------------------

BALANCE AT
 September 30, 1996              2,953,941             $29,540          $16,274,155        ($16,147,931)      $155,764
                         ---------------------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------------------





                        See notes to financial statements

          APPLIED SPECTRUM TECHNOLOGIES, INC.

            NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF FINANCIAL STATEMENT PRESENTATION

   Based on the Company's adopted "Plan of Dissolution" the September 30, 1996, 1995 and 1994, financial statements which are "unaudited" have been prepared on a dissolution basis. Tangible Assets at September 30, 1996 and 1995, have been adjusted to estimated fair market value. Intangible Assets have been written off. Liabilities have been recorded in the normal course of business.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Prior to implementing the Plan of Dissolution, the Company was engaged in the development, manufacture, marketing and sale of products for the digital transmission of data.

REVENUE RECOGNITION: Revenues from sales are recognized on shipment of the product. Revenues pertaining to development contracts and sub-license fees are recognized when billed. The billings are done on a progress basis to cover expenses incurred or achievement of certain contract milestones and specifications. Expenses in excess of related development contract revenues are charged to product development costs because the Company believes that such contracts may result in future product sales. The Company enters into development contracts to perform feasibility studies and to develop certain products.

WARRANTIES: The Company's products are generally under warranty against defects in material and workmanship for a period of one year. During 1992, the Company increased the warranty period on its CENTRA T-1 Multiplexer products to five years. Under the terms of the sale of the Company's T-1 inventory in 1994, an extended warranty was granted to the Buyer. The Company maintains an accrual for these anticipated future warranty costs based on management's estimates of such costs.

PROPERTY AND EQUIPMENT: Property and equipment in 1996 and 1995 is stated at fair market value. Depreciation has been provided using the straight line method at rates expected to amortize the cost of the property and equipment over its estimated useful life.

INVESTMENT TAX CREDIT: Investment tax credits are accounted for using the "flow-through" method whereby the credit will be treated as a reduction of income tax expense in the year in which the credit is realized.

PROFIT (LOSS) PER SHARE: Profit (Loss) per share is computed by dividing the net profit (loss) for the period by the weighted average number of shares of Common Stock. Outstanding stock options, warrants and convertible debentures are not included in the loss per share calculations as they are anti-dilutive.

NOTE C--REVOLVING CREDIT LINE

   The Company had a revolving credit line with Norwood Venture Corp. The revolving credit line secured by all assets was called by Norwood during the third fiscal quarter of 1993, because the Company was in default on its borrowing conditions. As part of the dissolution process, the Company was able to repay the secured lender, Norwood, as of September 30, 1993.

NOTE D-COMMON STOCK

   On January 29, 1988, the Company completed its initial public offering and as a result issued 328,073 shares of Common Stock and 164,036 warrants. The Company received net proceeds of $3,841,222.

   On March 23, 1990, the shareholders approved a one-for-one hundred reverse stock split of the Company's Common Stock and an amendment to the Articles of Incorporation reducing the authorized Common Stock available for issuance from 175,000,000 common shares to 10,000,000 common shares.

   On March 26, 1990, the Company issued 1,268,000 shares of Common Stock to private investors and received net proceeds of $634,000. The Company also granted warrants to purchase up to 600,000 shares of the Company's Common Stock at $0.50 per share to Norwood as a condition to Norwood's revolving credit line.

   As a condition to amendments to Norwood's revolving credit line on March 29, 1991, and March 19, 1992, the Company granted additional warrants to purchase an additional 400,000 shares of the Company's Common Stock at $0.50 per share to Norwood. When the Company defaulted on the Norwood loan in 1993, the Warrant price was automatically reduced to $0.01 per share. Norwood exercised its rights to the warrants in January 1995 and purchased 957,877 shares of common stock.

NOTE E--STOCK OPTIONS AND WARRANTS

    The Company has reserved 912,900 shares and 915,000 shares at September 30, 1996 and 1995 respectively for issuance under stock option plans and warrants. Options granted under stock option plans to officers, key employees and consultants are at a price equal to the fair market value of stock at the date of grant and are generally exercisable at the rate of 20% per year on a cumulative basis. Options to purchase 676,000 shares were available for grant at September 30, 1996 and 1995. Other option activity was as follows:
                                              Year Ended September 30
                                          ---------------------------
                                                 1996         1995
                                                ------       ------
Outstanding at beginning of year                229,000      229,000
   Granted
   Canceled                                      (2,100)
                                                ----------
Outstanding at end of year                       226,900     229,000

Comprised of at end of year
  Incentive stock options                        200,000     200,000
  Non-Qualified stock options                     26,900      26,900
                                                ---------    -------
                                                 226,900     226,900

Price range of options outstanding           $.10-$15.00   $.10-$15.00

Exercisable at end of year                       226,900      226,900

   In addition to the above stock option plans the following warrants to purchase common stock were outstanding:
                                              Year Ended September 30,
                             Price            ------------------------
                              Per     Expiration
                             Share      Date         1996        1995
                             ------     -----        ----        ----
Miscellaneous                $ .50     May 1997      10,000     10,000

Outstanding at year end                              10,000     10,000

Exercisable at year end                              10,000     10,000

NOTE F-MAJOR CUSTOMERS

   During 1996 and 1995, HT Communications, Inc. accounted for 94% and 69% of total revenue.

NOTE G--INCOME TAXES

   Due to the change in ownership and plan of dissolution it is estimated that most of the Company's net operating loss carryforwards will not be utilized. It is assumed that the Company's operating earnings in 1996 and 1994 will be offset by net operating loss carryforwards since the last change in ownership occurred.

NOTE H--LEASES

   The Company's previously leased facility was vacated on September 16, 1993. The facility leases expired on March 31, 1993 and the Company extended the use of the space on a month-to-month basis through August 31, 1993.

   During fiscal 1996, 1995 and 1994, the Company obtained practically rent-free space for storage of its assets and operation of its business through voice mail, post office box, and facsimile machines.

NOTE I--CHANGE IN CONTROL OF THE COMPANY

   During the second fiscal quarter of 1993, Norwood Venture Corp., acquired all of the Company stock owned by Oxford Venture Fund Limited Partnership and Oxford Venture Fund II Limited Partnership placing Norwood in voting control of the majority of the outstanding common stock of the Company.

NOTE J--SIGNIFICANT EVENTS

   During 1991 and 1992 the Company entered into OEM sub-licensing agreements with three T-1 customers and during 1993 the Company entered into an OEM sub-licensing agreement with one T-1 customer. These agreements required the Company to transfer certain non-exclusive manufacturing, sales and technology rights to the OEMs. In exchange for the rights, the Company receives sub-licensing fees, future royalties and development contract revenues. During 1996, 1995, and 1994 the Company recognized $58,000, $71,000, and $29,000 respectively in sub-licensing revenues from these agreements.

   In December 1993, the Company completed an Agreement to sell the majority of its assets to HT Communications.

                  APPLIED SPECTRUM TECHNOLOGIES, INC.

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



Column A                                   Column B               Column C                       Column D          Column E
                                                                  Additions

                                                                                    CHARGED
                                              BALANCE             CHARGED TO        TO OTHER                           BALANCE
                                             BEGINNING             COSTS AND        ACCOUNTS         DEDUCTIONS         END OF
CLASSIFICATION                                PERIOD               EXPENSES         DESCRIBE          DESCRIBE          PERIOD
--------------                                ------               --------         --------          --------          ------

Year ended September 30, 1996:
-------------------------------
 Deducted from asset accounts:
  Allowance for doubtful accounts                    $0                    $0                                 $0             $0

 Reserve for warranty costs
  and product returns                           $75,000                                                                 $75,000


Year ended September 30, 1995:
------------------------------
 Deducted from asset accounts:
  Allowance for doubtful accounts                     $0                    $0                                $0             $0

 Reserve for warranty costs
  and product returns                            $75,000                                                                $75,000


Year ended September 30, 1994:
------------------------------
 Deducted from asset accounts:
  Allowance for doubtful accounts                 $24,700              ($3,043)                          $21,657  (1)        $0

 Reserve for warranty costs
  and product returns                             $75,000                                                               $75,000



________________________
(1)    Actual write-offs net of recoveries.

                                         APPLIED SPECTRUM TECHNOLOGIES,INC

                   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Column A                                                                        Column B


                                                     Charged to Costs and Expenses
                                                        Year Ended September 30,
Item                                                       1996           1995           1994
----                                                       ----           ----           ----

Maintenance and repairs                                    None           None           None

Depreciation and amortization of intangible assets,
   pre-operating costs, and similar deferrals              None           None           None

Taxes, other than payroll and income taxes:
   Real estate                                             None           None           None
   Personal Property                                       None           None           None
   Other                                                   None           None           None

Royalties                                                     1,874          6,206          2,866

Advertising costs                                          None           None           None


     ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

               Not applicable.


                                       PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          (a)  DIRECTORS OF THE COMPANY

                                       Principal
                                       Occupation
                                         and
                                       Business                              Director
     NAME OF DIRECTOR    AGE           Experience                            Since
     ----------------    ---           ----------                            --------
     Mark Littell        45        President, Norwood Venture Corp.,          1993
                                   a firm which manages venture
                                   capital funds.  Mr. Littell is
                                   also a Director of Video Services
                                   Acquisition Corp.

          (b)  EXECUTIVE OFFICERS OF THE COMPANY

          The information required by this Item 10 regarding executive officers is included in this Report under Item 4A, "Executive Officers of the Registrant."


          (The remainder of this page has been intentionally left blank.)

     ITEM 11.  EXECUTIVE COMPENSATION

          (a)  CASH COMPENSATION

          The following table provides information as to the compensation of the executive officers for services rendered in all capacities during the fiscal year ended September 30, 1996 and to all executive officers as a group.

     Name of Individual            Capacities in                   Cash
     or Number in Group            Which Served               Compensation(1)
     ------------------            -------------              ---------------
     Edward F. Mackay              Chief Executive Officer       $36,500

     All Executive Officers
     as a Group (1 Person)                                       $36,500

     (1) Includes $0 incentive bonus associated with implementation of dissolution plan and performance against budget for fiscal 1996.


          (b)      COMPENSATION PURSUANT TO PLANS

          AGREEMENTS. Mr. Mackay has an agreement with the Company which was modified at the time he became Chief Executive Officer responsible for following a Plan of Dissolution with continuing responsibility for public reporting requirements. Mr. Mackay's contract calls for a payment of accrued bonus and a reduced base compensation after the secured lender is paid-off. Mr. Mackay's contract also calls for incentives to maximize the recovery process for unsecured creditors and shareholders. Upon the termination of his contract, Mr. Mackay will receive $62,250 of accrued severance pay.

          In addition to the direct compensation, the 200,000 of incentive stock options that Mr. Mackay had at $0.50 per share were rescinded during 1993 and were reissued at $0.10 per share.

          THE 1992 STOCK OPTION PLAN. The 1992 Stock Option Plan was discontinued because it was not ratified by the shareholders.

          THE 1990 STOCK OPTION PLAN. AST has adopted a 1990 Stock Option Plan which became effective on February 14, 1990. The Plan permits the granting of options to purchase 900,000 shares of voting Common Stock of AST officers, consultants and other key employees of AST, as selected by the Compensation Committee of the Board of Directors. Options granted under the 1990 Plan may be either "incentive stock options" as amended, or options which do not so qualify. The 1990 Plan provides that (a) the option price for incentive stock options may not be less than the fair market value of the Common Stock at the date of the grant, (b) options may not be granted after February 14, 2000, and (c) options may not be exercised after ten years from the date of the grant.

          There were no options exercised or granted during the fiscal year ended September 30, 1996.

          Also, AST has outstanding three options to purchase 2,900 shares of Common Stock at an exercise price of $15.00 per share expiring 1997 and 1998. These options were issued under AST's prior 1987 Stock Option Plan.

          (d)  DIRECTOR'S COMPENSATION

          Directors who are not employees of AST and who forego their regular pay in order to attend Board meetings receive $500 for each meeting of the Board attended and $200 for each committee meeting attended other than committee meetings which occur on the same date as for each Board of Directors meeting at which they attend telephonically. Mr. Littell has waived his directors fees.


          (The remainder of this page has been intentionally left blank.)

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

          (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

          The following table sets forth information pertaining to directors, executive officers and persons who, to the best of AST's knowledge owned beneficially more than five percent (5%) of the voting common stock of AST as of November 30, 1996:


                                      Shares of Common Stock
                                     Beneficially Owned(1)(2)
     Name of
     Beneficial Owner              Amount           Percent of Class
     ----------------              ------           ----------------
     Norwood Venture Corp.(6)      2,282,564(3)             77.27

     Mark Littell(7)               2,282,564(4)             77.27

     Edward F. Mackay                216,539(5)              6.87

     All Directors and             2,499,103                79.24
     Officers as a Group



     (1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or entity to acquire them within sixty
          (60) days are treated as outstanding only when determining the amount and percent owned by such individual or entity.
          Fractional shares have been rounded to the nearest whole share.

     (2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares opposite the name of such person or group.

     (3)  Consists of 1,282,564 shares owned by Norwood Venture Corp. (Norwood).

     (4) Includes 1,282,564 shares owned by Norwood. Mr. Littell may be a beneficial owner of Norwood shares.

     (5) Includes 200,000 shares Mr. Mackay has the right to acquire within sixty (60) days upon the exercise of options.

     (6) Norwood Venture Corp. is located at 1430 Broadway Street, Suite 1607, New York, New York 10018

     (7) Mr. Littell's business address is 1430 Broadway Street, Suite 1607, New York, New York, 10018.


          (b)  CHANGES IN CONTROL

          On March 19, 1992, Norwood Venture Corp. ("Norwood") and Oxford Venture Fund Limited Partnership ("Oxford") and Oxford Venture Fund II Limited Partnership ("Oxford II") entered into a Stock Purchase Agreement whereby Norwood would acquire the AST stock owned by Oxford and Oxford II in the event of default by AST under the terms of its Revolving Credit Agreement with Norwood. Oxford and Oxford II entered into this Agreement in order to induce Norwood to amend its Revolving Credit Agreement with AST to, among other things, increase the amount the Company could borrow thereunder.

          On February 23, 1993, AST was notified that as of February 18,
     1993, Norwood had acquired all the AST common stock previously owned by Oxford and Oxford II. Though AST was technically in default under the Revolving Credit Agreement and a Certificate of Default had been delivered to Oxford and Oxford II, Norwood had not yet given AST formal notice of default or acceleration of its loan. However, in the interest of renegotiating AST's borrowing base under the Revolving
     Credit Agreement, Norwood, Oxford and Oxford II arrived at a formula that would transfer Oxford and Oxford II's AST stock to Norwood at a price to be determined by future borrowing requirements of AST funds received and by Norwood as a direct result of its stock ownership in AST (the "AST Proceeds"), in the event of a merger, corporate acquisition or public offering of AST securities. As an inducement to Norwood to be more flexible in its lending and to loan further amounts to AST, the percentage of The Proceeds to be paid by Norwood to Oxford and Oxford II varies from 46.6% to 11.6% according to amounts loaned by Norwood to AST in excess of the borrowing base as defined in the Revolving Credit Agreement. Specifically, Norwood will pay to Oxford and Oxford II (a) 46.4% of the AST Proceeds received by it between February 18, 1993 and the date (the "First Date") Norwood first advances to AST funds in excess of the borrowing base; (b) 34.8% of AST Proceeds received by Norwood between the First Date and the date (the"Second Date") Norwood first advances to AST $100,000.00 in excess of the borrowing base;
     (c) 23.2% of the AST proceeds received by Norwood between the Second Date and the date (the "Third Date") in which Norwood first advances to AST $200,000. in excess of the borrowing base, and (d) 11.6% of any AST proceeds received by Norwood after the Third Date. Payment is to be made to Oxford and Oxford II upon Norwood's receipt of any such proceeds which is expected to occur upon completion of the dissolution of the Company if money remains after payment of all of AST's creditors.

          Mr. Littell participated in facilitating the February 1993 Agreement and resulting transfer of stock to Norwood, on behalf of Norwood as its President.

          Prior to this transfer, Oxford and Oxford II together beneficially owned approximately 65.65% and Norwood beneficially owned approximately 32.52% of the common stock of the Company. This transfer placed Norwood in voting control of the majority of the outstanding common stock of AST.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None


          (The remainder of this page has been intentionally left blank.)

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Page No.
                                                                       --------

(a) 1.   Financial Statements:

         Reference is made to the Index to
         Financial Data contained in this Report                           16

    2.   Financial Statement Schedules:

         Reference is made to the Index to
         Financial Data contained in this Report                           16

    3.   Reference is made to the Exhibit Index
         contained in this Report                                         34-39

    A copy of any of the Exhibits listed or referred to in the Exhibit Index will be furnished at a reasonable cost to any person who was a such person of written request for any such exhibit. Such requests should be sent to Applied Spectrum Technologies, Inc., P.O. Box 26707, St. Louis Park, Minnesota 55426.

(b) Reports on Form 8-K: None were filed during the fourth quarter of the fiscal year covered by this Report.


           (The remainder of this page has been intentionally left blank.)

ITEM 14. (a)3. EXHIBITS

    The following is a complete list of Exhibits filed or incorporated by reference as a part of this Report:

                         APPLIED SPECTRUM TECHNOLOGIES, INC.

                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                       FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996


ITEM NO. DESCRIPTION                             METHOD OF FILING
-------- -----------                             ----------------
1.1      Forms of Underwriting                   Incorporated by reference to Exhibit 1.1 to
         Agreement and Dealer                    the Company's Registration Statement on
         Agreement.                              Form S-1 (File No. 33-17959)

3.1      Amended and Restated                    Incorporated by reference to Exhibit 3.1 to
         Articles of Incorporation               the Company's Registration Statement on
         of the Company.                         Form S-1 (File No. 33-17959)

3.2      By Laws of the Company.                 Incorporated by reference to Exhibit 3.2 to
                                                 the Company's Registration Statement on
                                                 Form S-1 (File No. 33-17959)

4.1      Specimen Form of the                    Incorporated by reference to Exhibit 4.1 to
         Company's Common Stock                  the Company's Registration Statement on
         Certificate.                            Form S-1 (File No. 33-17959)

4.2      Amended and Restated                    Incorporated by reference to Exhibit 4.4 to
         Articles of Incorporation of            the Company's Registration Statement on
         the Company (See Exhibit 3.1).          Form S-1 (File No. 33-17959)

4.3      By-laws of the Company                  Incorporated by reference to Exhibit 4.5 to
         (see Exhibit 3.2).                      the Company's Registration Statement on
                                                 Form S-1 (File No. 33-17959)

4.4      Agreement for 1987 Bridge               Incorporated by reference to Exhibit 4.6 to
         Financing, Conversion and               the Company's Registration Statement on
         Sale of Shares, dated September         Form S-1 (File No. 33-17959)
         18, 1987 between the Company
         and certain shareholders.





ITEM NO. DESCRIPTION                             METHOD OF FILING
-------- -----------                             ----------------
4.5      Form of Convertible Debentures          Incorporated by reference to Exhibit 4.1 to
         issued pursuant to Agreement            the Company's Registration Statement on
         for 1987 Bridge Financing,              Form S-1 (File No. 33-17959)
         Conversion and Sales of Shares.

4.6      Amended and Restated                    Incorporated by reference to Exhibit 4.8 to
         Registration Agreement, dated           the Company's Registration Statement on
         April 11, 1985, between the             Form S-1 (File No. 33-17959)
         Company and certain
         shareholders.

4.7      Amendment dated October 28,             Incorporated by reference to Exhibit 4.10
         1987 to Agreement for 1987              to the Company's Registration Statement
         Bridge Financing, Conversion            on Form S-1 (File No. 33-17959)
         and Sales of Shares.

10.1     Employment Agreement dated              Incorporated by reference to Exhibit 10.3
         December 12, 1985 between               to the Company's Registration Statement
         the Company and                         on Form S-1 (File No. 33-17959)
         Richard V. Palermo.

10.2     Exclusive License Agreement,            Incorporated by reference to Exhibit 10.20
         dated July 16, 1986, between            to the Company's Registration Statement
         the Company and Morse                   on Form S-1 (File No. 33-17959)
         Security Group, Inc.

10.3     License Agreement dated                 Incorporated by reference to Exhibit 10.21
         January 30, 1986, between the           to the Company's Registration Statement
         Company and Databit, Inc.               on Form S-1 (File No. 33-17959)

10.4     Agreement dated April 11, 1986,         Incorporated by reference to Exhibit 10.22
         between the Company and                 to the Company's Registration Statement
         Databit, Inc., as amended               on Form S-1 (File No. 33-17959)

10.5     Amendment to Agreement with             Incorporated by reference to Exhibit 10.30
         Siemens Data Switching                  to the Company's Form 10-K for the
         Systems, Inc.                           period ending September 30, 1988
                                                 (File No 0-16397)




ITEM NO. DESCRIPTION                             METHOD OF FILING
-------- -----------                             ----------------
10.6     Form of Amendment to                    Incorporated by reference to Exhibit 10.32
         Warrant Agreement dated                 to the Company's Form 10-K for the
         December 18, 1987.                      period ending September 30, 1988
                                                 (File No 0-16397)

10.7     Agreement dated March 30,               Incorporated by reference to Exhibit 10.30
         1989, between the Company and           to the Company's Form 10-K for the
         Digi-Voice Corporation.                 period ending September 30, 1989
                                                 (File No 0-16397)

10.8     Agreement dated March 19,               Incorporated by reference to Exhibit 10.18
         1990, between the Company and           to the Company's Form 10-K for the
         Norwood Venture Corp.                   period ending September 30, 1990
                                                 (File No 0-16397)

10.9     Applied Spectrum Technologies,          Incorporated by reference to Exhibit 10.19
         Inc. 1990 Stock Option Plan             to the Company's 1990 Stock Option Plan.
                                                 Form 10-K for the period ending
                                                 September 30, 1990 (File No 0-16397)

10.10    Agreement dated August 31,              Incorporated by reference to Exhibit 10.22
         1990, between the Company and           to the Company's Form 10-K for the
         Digi-Voice Corporation, as              period ending September 30, 1990
         amended.                                (File No 0-16397)

10.11    Agreement dated December 14,            Incorporated by reference to Exhibit 10.23
         1990, between the Company and           to the Company's Form 10-K for the
         Norwood Venture Corp as                 period ending September 30, 1990
         amended                                 (File No 0-16397)

10.12    Agreement dated November 30,            Incorporated by reference to Exhibit 10.17
         1990, between the Company and           to the Company's Form 10-K for the
         Penril Corp.                            period ending September 30, 1991
                                                 (File No 0-16397




ITEM NO. DESCRIPTION                             METHOD OF FILING
-------- -----------                             ----------------
10.13    Agreement dated January 1,              Incorporated by reference to Exhibit 10.18
         1991, between the Company and           to the Company's Form 10-K for the
         Memotec Datacom, Inc.                   period ending September 30, 1991
                                                 (File No 0-16397)

10.14    Agreement dated January 1,              Incorporated by reference to Exhibit 10.19
         1991, between the Company and           to the Company's Form 10-K for the
         Memotec Datacom, Inc.                   period ending September 30, 1991
                                                 (File No 0-16397)

10.15    Amendment dated March 13,               Incorporated by reference to Exhibit 10.21
         1991, to Agreement dated                to the Company's Form 10-K for the
         August 30, 1989, between the            period ending September 30, 1991
         Company and Digi-Voice                  (File No 0-16397)
         Corporation.

10.16    Amendment dated March 29,               Incorporated by reference to Exhibit 10.22
         1991, to the Agreement dated            to the Company's Form 10-K for the
         March 19, 1990 between the              period ending September 30, 1991
         Company and Norwood Venture             (File No 0-16397)
         Corp.

10.17    Employment Agreement dated              Incorporated by reference to Exhibit 10.24
         April 25, 1991 between the              to the Company's Form 10-K for the
         Company and Edward Mackay.              period ending September 30, 1991
                                                 (File No 0-16397)

10.18    Amendment dated March 19,               Incorporated by reference to Exhibit 10.27
         1992, to the Agreement dated            to the Company's Form 10-K for the
         March 19, 1990 between the              period ending September 30, 1992
         Company and Norwood Venture             (File No 0-16397)
         Corp.

10.19    Agreement dated June 30, 1992,          Incorporated by reference to Exhibit 10.30
         between the Company and Data-           to the Company's Form 10-K for the
         Products of New England, Inc.           period ending September 30, 1992
                                                 (File No 0-16397)



ITEM NO. DESCRIPTION                             METHOD OF FILING
-------- -----------                             ----------------
10.20    Employment Agreement dated              Incorporated by reference to Exhibit 10.20
         July 14, 1993, between the              to the Company's Form 10-K for the
         Company and Edward Mackay.              period ending September 30, 1993
                                                 (File No 0-16397)

10.21    Agreement dated August 19,              Incorporated by reference to Exhibit 10.21
         1993, between the Company and           to the Company's Form 10-K for the
         HT Communications, Inc.                 period ending September 30, 1993
                                                 (File No 0-16397)

10.22    Agreement dated December 1,             Incorporated by reference to Exhibit 0.22
         1993, between the Company and           to the Company's Form 10-K for the
         HT Communications, Inc.                 period ending September 30, 1993
                                                 (File No 0-16397)

10.23    Amendment to Employment                 Incorporated by reference to Exhibit 0.22
         Agreement dated July 14, 1993,          to the Company's Form 10-K for the
         between the Company and                 period ending September 30, 1994
         Edward Mackay.                          (File No 0-16397)

10.24    Agreement dated April 11,               Incorporated by reference to Exhibit 0.24
         1995, between the Company and           to the Company's Form 10-K for the
         HT Communications, Inc.                 period ending September 30, 1995
                                                 (File No 0-16397)

10.25    Amendment dated April 28,               Incorporated by reference to Exhibit 0.25
         1995, to Agreement date                 to the Company's Form 10-K for the
         August 30, 1989, between the            period ending September 30, 1995
         Company and Digi-Voice                  (File No 0-16397)
         Corporation.

11.1     Computation of per share                Filed Herewith
         earnings.


                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   12/27/96            APPLIED SPECTRUM TECHNOLOGIES, INC.



                                  By /s/ Edward F. Mackay
                                     --------------------
                                       Edward F. Mackay
                                       Chief Executive Officer and
                                       Chief Financial Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Dated:  12/27/96                  By /s/ Edward F. Mackay
                                     --------------------
                                       Edward F. Mackay
                                       Chief Executive Officer and
                                       Chief Financial Officer

Dated:  12/27/96                  By /s/ Mark Littell
                                     -----------------
                                       Mark Littell, Director