Form 10-Q
period 1996-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 1997-09-18
CIK 705868

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

          Quarterly Report Under Section 13 of 15(d) of the Securities
                              Exchange Act of 1934


For quarter ended December 31, 1996          Commission File Number 0-16397
                                                                    --------

                       Applied Spectrum Technologies, Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                             41-1419457
-------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                             Identification Number)

P.O. Box 26707, St. Louis Park, Minnesota                                  55426
-------------------------------------------------------------------------------
(Address of principal executive offices)                                Zip Code

Registrant's telephone number, including area code_________________612/947-0714

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X    No
                                        ----      ----


                       ___________________________________

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 1997, was 2,953,941.
                                         ----------

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX


                                                                       Page

Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

              Condensed Statements of Operations for the                 3
              three months ended December 31, 1996 and 1995

              Condensed Balance Sheets of December 31, 1996              4
              and September 30, 1996

              Condensed Statements of Cash Flows for the                 5
              three months ended December 31, 1996 and 1995

              Notes to Condensed Financial Statements -                  6
              December 31, 1996

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    7
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS


Part II.  Other Information                                              8

Signature                                                                9

Part 1. Financial Information

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                         1996             1995
                                                       -------          -------
REVENUES
   Net sales                                            $2,000           $1,000
   Sublicensing revenues                                 5,000           16,000
                                                      --------         --------
      Total revenues                                     7,000           17,000

Cost of product sold                                         -                -

   Gross profit                                          7,000           17,000

General and administrative expense                       8,000           17,000
                                                      --------         --------
Operating loss                                          (1,000)               -

   Interest expense                                          -                -
   Interest income                                       1,000            2,000
   Other income (expense)                                    -                -
                                                      --------         --------
   Net profit (loss)                                        $0           $2,000
                                                      --------         --------
                                                      --------         --------
Net profit (loss) per share                              $0.00            $0.00
                                                      --------         --------
                                                      --------         --------
Weighted average number of
shares outstanding                                   2,953,941        2,953,941

      See notes to condensed financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                  DECEMBER 31,   SEPTEMBER 30,
                                                      1996             1996
                                                   ----------    -------------
ASSETS

CURRENT ASSETS
   Cash                                             $  308,000       $  308,000

   Other                                                     -                -
                                                    ----------       ----------
      Total current assets                             308,000          308,000

PROPERTY AND EQUIPMENT
   Equipment at fair market value                        1,000            1,000
                                                    ----------       ----------
                                                    $  309,000       $  309,000
                                                    ----------       ----------
                                                    ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $  14,000        $  14,000
   Employee compensation and taxes withheld                  -                -
   Reserve for warranty costs                           75,000           75,000
   Accrued severance costs                              62,000           62,000
   Other accrued expenses                                2,000            2,000
                                                    ----------       ----------
      Total current liabilities                        153,000          153,000

SHAREHOLDERS' EQUITY
   Common Stock, par value $.01 per share
   authorized 10,000,000 shares, issued
   and outstanding  2,953,941                           30,000           30,000
   Additional paid-in-capital                       16,274,000       16,274,000
   Accumulated deficit                             (16,148,000)     (16,148,000)
                                                    ----------       ----------

                                                       156,000          156,000
                                                    ----------       ----------
                                                    $  309,000       $  309,000
                                                    ----------       ----------
                                                    ----------       ----------


      See notes to condensed financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                    ---------------------------

                                                       1996              1995
                                                    ----------       ----------
OPERATING ACTIVITIES
   Cash flow from (used in) operations                      $0           $2,000
    Net cash flow from (used for)
     working capital                                         -           (5,000)
                                                    ----------       ----------
   Net cash from (used for) operating activities             -           (3,000)


INVESTING ACTIVITIES                                         -                -
                                                    ----------       ----------
   Net cash from investing activities                        -                -


FINANCING ACTIVITIES                                         -                -
                                                    ----------       ----------
   Net cash from financing activities                        -                -
                                                    ----------       ----------
INCREASE (DECREASE) IN CASH                                  -           (3,000)

   Cash beginning of period                            308,000          293,000
                                                    ----------       ----------
CASH END OF PERIOD                                    $308,000         $290,000
                                                    ----------       ----------
                                                    ----------       ----------



      See notes to condensed financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

All dollar amounts, except net loss per share, in the attached financial statements have been rounded to the nearest $1,000.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Based on the Company's adopted "Plan of Dissolution" the condensed financial statements which are unaudited have been prepared on a dissolution basis. Assets have been recorded at estimated fair market value. Liabilities have been recorded in the normal course of business. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

NOTE B - WEIGHTED AVERAGE SHARES

Weighted average number of shares includes shares of common stock outstanding during the period. Outstanding stock options and warrants are not included in the loss per share calculations as they are considered anti-dilutive.

NOTE C - SIGNIFICANT EVENTS

At a Special Shareholders' Meeting on November 30, 1993, the Shareholders approved the Plan of Dissolution. Following the Shareholder approval the Company finalized its Agreement with HT Communications, Inc. for the sale of assets. Payments on the asset sales have been made over a period from December 1993 to August 1995. The Company continues to collect royalties from one technology licensing agreement.

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

OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES
Under the Company's Plan of Dissolution the sale of assets have not been recognized as revenue. Revenues for fiscal 1997 consisted of $2,000 of equipment leases and $5,000 sublicensing fees. Revenues from sublicensing fees decreased $11,000 from fiscal 1996 primarily because of the Company's Agreement with HT Communications, Inc.

EXPENSES

The Company has ceased selling and research activities and all engineering, administration and operating expenses have been charged to General and Administrative Expense. General and Administrative expenses of $8,000 in fiscal 1997 were $9,000 less than 1996 as a result of the continuing implementation of the dissolution plan.

INTEREST INCOME

Interest income of $1,000 in fiscal 1997 and $2,000 in fiscal 1996 is earned on cash investments.


CAPITAL RESOURCES AND LIQUIDITY

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $402,000 since the implementation in fiscal 1994. As of December 31, 1996, the Company had cash of $308,000 and booked liabilities of $153,000.

Part II.   Other Information


Item 6.  Exhibits and Reports on Form 8-K

         None

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended December 31, 1996, to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  August 29, 1997             Edward F. Mackay
                                   -----------------------------------
                                   Chief Financial Officer and
                                   Chief Executive Officer


                                   /S/Edward F. Mackay
                                   -----------------------------------
                                   Signature