Form 10-Q
period 1997-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 1997-09-18
CIK 705868

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

          Quarterly Report Under Section 13 of 15(d) of the Securities
                              Exchange Act of 1934



For quarter ended March 31, 1997             Commission File Number 0-16397

                       Applied Spectrum Technologies, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                    41-1419457
-----------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                          Identification Number)

P.O. Box 26707, St. Louis Park, Minnesota                       55426
----------------------------------------------------------------------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code_________________612/947-0714

                    Not Applicable
----------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----


                       ___________________________________

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 1997, was 2,953,941.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX


                                                                         PAGE
                                                                         ----

Part I.  Financial Information

          ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

                    Condensed Statements of Operations for the             3
                    three and six months ended March 31, 1997 and 1996

                    Condensed Balance Sheets of March 31, 1997             4
                    and September 30, 1996

                    Condensed Statements of Cash Flows for the             5
                    six months ended March 31, 1997 and 1996

                    Notes to Condensed Financial Statements -              6
                    March 31, 1997

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS


Part II.  Other Information                                                8

Signature                                                                  9

     Part 1. Financial Information

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                MARCH 31,                    MARCH 31,
                                        ------------------------      ------------------------

                                             1997           1996           1997          1996
                                        ---------      ---------      ---------      ---------

  REVENUES
     Net sales                              $2,000         $1,000         $4,000         $2,000
     Sublicensing revenues                   3,000         17,000          8,000         33,000
                                        ----------     ----------     ----------     ----------
        Total revenues                       5,000         18,000         12,000         35,000

  Cost of product sold                           -              -              -           -
                                        ----------     ----------     ----------     ----------

        Gross profit                         5,000         18,000         12,000         35,000

  General and administrative expense         4,000          9,000         12,000         26,000
                                        ----------     ----------     ----------     ----------

  Operating loss                             1,000          9,000              -          9,000

     Interest expense                            -              -              -              -
     Interest income                         1,000          1,000          2,000          3,000
     Other income (expense)                 75,000              -         75,000              -
                                        ----------     ----------     ----------     ----------

        Net profit (loss)                  $77,000        $10,000        $77,000        $12,000
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

  Net profit (loss) per share                $0.03          $0.00          $0.03          $0.00
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

  Weighted average number of
  shares outstanding                     2,953,941      2,953,941      2,953,941      2,953,941


                   See notes to condensed financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                  MARCH 31,    SEPTEMBER 30,
                                                    1997          1996
                                                    ----          ----

ASSETS

CURRENT ASSETS
     Cash                                       $    312,000    $   308,000

     Other                                             1,000              -
                                                ------------    -----------

          Total current assets                       313,000        308,000

PROPERTY AND EQUIPMENT
     Equipment at fair market value                    1,000          1,000
                                                ------------    -----------

                                                $    314,000    $   309,000
                                                ------------    -----------
                                                ------------    -----------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                           $     14,000    $    14,000
     Employee compensation and taxes withheld              -              -
     Reserve for warranty costs                            -         75,000
     Accrued severance costs                          62,000         62,000
     Other accrued expenses                            5,000          2,000
                                                ------------    -----------

          Total current liabilities                   81,000        153,000

SHAREHOLDERS' EQUITY
     Common Stock,par value $.01 per share
     authorized 10,000,000 shares, issued
     and outstanding  2,953,941                       30,000         30,000
     Additional paid-in-capital                   16,274,000     16,274,000
     Accumulated deficit                         (16,071,000)   (16,148,000)
                                                ------------    -----------

                                                     233,000        156,000
                                                ------------    -----------

                                                $    314,000    $   309,000
                                                ------------    -----------
                                                ------------    -----------


                   See notes to condensed financial statements

                        APPLIED SPECTRUM TECHNOLOGIES,INC
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                           MARCH 31,
                                                  -------------------------
                                                      1997           1996
                                                      ----           ----

OPERATING ACTIVITIES
 Cash flow from (used in) operations                 $77,000        $12,000
  Net cash flow from (used for)
   working capital                                   (73,000)             -
                                                  ----------      ---------

 Net cash from (used for) operating activities         4,000         12,000


INVESTING ACTIVITIES                                       -              -
                                                  ----------      ---------

 Net cash from investing activities                        -              -


FINANCING ACTIVITIES                                       -              -
                                                  ----------      ---------

  Net cash from financing activities                       -              -
                                                  ----------      ---------

INCREASE (DECREASE) IN CASH                            4,000         12,000

 Cash beginning of period                            308,000        293,000
                                                  ----------      ---------

CASH END OF PERIOD                                  $312,000       $305,000
                                                  ----------      ---------
                                                  ----------      ---------


                   See notes to condensed financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

All dollar amounts, except net loss per share, in the attached financial statements have been rounded to the nearest $1,000.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Based on the Company's adopted "Plan of Dissolution" the condensed financial statements which are unaudited have been prepared on a dissolution basis. Assets have been recorded at estimated fair market value. Liabilities have been recorded in the normal course of business. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

NOTE B - WEIGHTED AVERAGE SHARES

Weighted average number of shares includes shares of common stock outstanding during the period. Outstanding stock options and warrants are not included in the loss per share calculations as they are considered anti-dilutive.

NOTE C - SIGNIFICANT EVENTS

At a Special Shareholders' Meeting on November 30, 1993, the Shareholders approved the Plan of Dissolution. Following the Shareholder approval the Company finalized its Agreement with HT Communications, Inc. for the sale of assets. Payments on the asset sales have been made over a period from December 1993 to August 1995. The Company continued to collect royalties from one technology licensing agreement through January 1997.

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

OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997

Revenues

Under the Company's Plan of Dissolution the sale of assets have not been recognized as revenue. Revenues for fiscal 1997 consisted of $2,000 and $4,000 respectively of equipment leases and $3,000 and $8,000 respectively of sublicensing fees. Revenues from sublicensing fees during the first six months, decreased $25,000 from fiscal 1996 primarily because of the Company's Agreement with HT Communications, Inc.

EXPENSES

The Company has ceased selling and research activities and all engineering, administration and operating expenses have been charged to General and Administrative Expense. General and Administrative expenses of $12,000 in fiscal 1997 were $14,000 less than 1996 as a result of the continuing implementation of the dissolution plan.

INTEREST INCOME

Interest income of $2,000 in fiscal 1997 and $3,000 in fiscal 1996 is earned on cash investments.

Other Income

Other Income of $75,000 in 1997 results from an unneeded reserve for warranty costs being reversed when the HT Communications, Inc licensing agreement expired in January 1997.

CAPITAL RESOURCES AND LIQUIDITY

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $474,000 since the implementation in fiscal 1994. As of March 31, 1997, the Company had cash of $312,000 and booked liabilities of $81,000.

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

     None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.


                                        APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  August 27, 1997                  Edward F. Mackay
                                        ----------------
                                        Chief Financial Officer and
                                        Chief Executive Officer


                                        /S/Edward F. Mackay
                                        -------------------
                                        Signature


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.


                                   APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  August 27, 1997
                                        Edward F. Mackay
                                        ----------------
                                        Chief Financial Officer and
                                        Chief Executive Officer


                                        Signature