Form 10-Q
period 1997-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 1997-09-18
CIK 705868

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

             Quarterly Report Under Section 13 of 15(d) of the Securities
                                 Exchange Act of 1934


For quarter ended June 30, 1997             Commission File Number 0-16397
                                                                   -------

                         Applied Spectrum Technologies, Inc.
                         ------------------------------------
                (Exact name of registrant as specified in its charter)

Minnesota                                                           41-1419457
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                           Identification Number)

P.O. Box 26707, St. Louis Park, Minnesota                                55426
--------------------------------------------------------------------------------
(Address of principal executive offices)                              Zip Code

Registrant's telephone number, including area code_________________612/947-0714

                                    Not Applicable
                                    --------------
                 (Former name, former address and former fiscal year,
                             if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                     -----    -----

                         ___________________________________

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 1997, was 2,953,941.
                                      ----------

                         APPLIED SPECTRUM TECHNOLOGIES, INC.


                                        INDEX


                                                                            PAGE
                                                                            ----

Part I.  Financial Information

    ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Statements of Operations for the                           3
         three and nine months ended June 30, 1997 and 1996

         Condensed Balance Sheets of June 30, 1997                            4
         and September 30, 1996

         Condensed Statements of Cash Flows for the                           5
         nine months ended June 30, 1997 and 1996

         Notes to Condensed Financial Statements -                            6
         June 30, 1997

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          7
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS


Part II.  Other Information                                                    8

Signature                                                                      9

Part 1. Financial Information

                          APPLIED SPECTRUM TECHNOLOGIES,INC
                          CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                          --------------------            -------------------
                                         1997             1996          1997            1996
                                         ----             ----          ----            ----
REVENUES
    Net sales                              $1,000         $1,000         $5,000        $3,000
    Sublicensing revenues                       -         10,000          8,000        43,000
                                        ---------      ---------      ---------      ---------
       Total revenues                       1,000         11,000         13,000        46,000

Cost of product sold                            -              -              -           -
                                        ---------      ---------      ---------      ---------

       Gross profit                         1,000         11,000         13,000        46,000

General and administrative expense          4,000          9,000         16,000        35,000
                                        ---------      ---------      ---------      ---------

Operating loss                             (3,000)         2,000         (3,000)       11,000

    Interest expense                            -              -              -           -
    Interest income                         1,000          2,000          3,000         5,000
    Other income (expense)                      -              -         75,000           -
                                        ---------      ---------      ---------      ---------

       Net profit (loss)                  ($2,000)        $4,000        $75,000       $16,000
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Net profit (loss) per share                ($0.00)         $0.00          $0.03         $0.01
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Weighted average number of
shares outstanding                      2,953,941      2,953,941      2,953,941      2,953,941


         See notes to condensed financial statements

                          APPLIED SPECTRUM TECHNOLOGIES,INC
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)


                                                     JUNE 30,     SEPTEMBER 30,
                                                       1997            1996
                                                   -----------    -----------

ASSETS

CURRENT ASSETS
    Cash                                            $  314,000     $  308,000

    Other                                                1,000              -
                                                   -----------    -----------

      Total current assets                             315,000        308,000

PROPERTY AND EQUIPMENT
    Equipment at fair market value                       1,000          1,000
                                                   -----------    -----------
                                                    $  316,000     $  309,000
                                                   -----------    -----------
                                                   -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $  14,000      $  14,000
    Employee compensation and taxes withheld                 -              -
    Reserve for warranty costs                               -         75,000
    Accrued severance costs                             62,000         62,000
    Other accrued expenses                               8,000          2,000
                                                   -----------    -----------

       Total current liabilities                        84,000        153,000

SHAREHOLDERS' EQUITY
    Common Stock,par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding  2,953,941                          30,000         30,000
    Additional paid-in-capital                      16,274,000     16,274,000
    Accumulated deficit                            (16,072,000)   (16,148,000)
                                                   -----------    -----------
                                                       232,000        156,000
                                                   -----------    -----------

                                                    $  316,000     $  309,000
                                                   -----------    -----------
                                                   -----------    -----------


                     See notes to condensed financial statements

                          APPLIED SPECTRUM TECHNOLOGIES,INC
                          CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                             JUNE 30,
                                                     ------------------------

                                                        1997           1996
                                                        ----           ----

OPERATING ACTIVITIES
  Cash flow from (used in) operations                  $75,000        $16,000
    Net cash flow from (used for)
      working capital                                  (73,000)        (7,000)
                                                     ---------      ---------

  Net cash from (used for) operating activities          2,000         9,000


INVESTING ACTIVITIES                                         -              -
                                                     ---------      ---------

  Net cash from investing activities                         -              -


FINANCING ACTIVITIES                                         -              -
                                                     ---------      ---------

    Net cash from financing activities                       -              -
                                                     ---------      ---------

INCREASE (DECREASE) IN CASH                              2,000          9,000

  Cash beginning of period                             308,000        293,000
                                                     ---------      ---------

CASH END OF PERIOD                                    $310,000       $302,000
                                                     ---------      ---------
                                                     ---------      ---------


                     See notes to condensed financial statements

                         APPLIED SPECTRUM TECHNOLOGIES, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

All dollar amounts, except net loss per share, in the attached financial statements have been rounded to the nearest $1,000.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Based on the Company's adopted "Plan of Dissolution" the condensed financial statements which are unaudited have been prepared on a dissolution basis. Assets have been recorded at estimated fair market value. Liabilities have been recorded in the normal course of business. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

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

OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997

Revenues

Under the Company's Plan of Dissolution the sale of assets have not been recognized as revenue. Revenues for fiscal 1997 consisted of $1,000 and $5,000 respectively of equipment leases and $0 and $8,000 respectively of sublicensing fees. Revenues from sublicensing fees during the first nine months, decreased $35,000 from fiscal 1996 primarily because of the Company's Agreement with HT Communications, Inc. which expired in January 1997.

EXPENSES

The Company has ceased selling and research activities and all engineering, administration and operating expenses have been charged to General and Administrative Expense. General and Administrative expenses of $4,000 in fiscal 1997 were $19,000 less than 1996 as a result of the continuing implementation of the dissolution plan.

INTEREST INCOME

Interest income of $3,000 in fiscal 1997 and $5,000 in fiscal 1996 is earned on cash investments.

Other Income

Other Income of $75,000 in 1997 results from an unneeded reserve for warranty costs being reversed when the HT Communications, Inc licensing agreement expired in January 1997.

CAPITAL RESOURCES AND LIQUIDITY

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $471,000 since the implementation in fiscal 1994. As of March 31, 1997, the Company had cash of $314,000 and booked liabilities of $84,000.

Part II.   Other Information


Item 6.  Exhibits and Reports on Form 8-K

         None

                                      SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.


                                  APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  August 27, 1997            Edward F. Mackay
                                  ---------------------
                                  Chief Financial Officer and
                                  Chief Executive Officer


                                  /S/Edward F. Mackay
                                  -------------------
                                  Signature