Form 10-K
period 1997-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 1998-02-17
CIK 705868

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                          __________________________________

                                      FORM 10-K
                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                         ____________________________________

For the Fiscal Year Ended:                        Commission File Number:
    September 30, 1997                               0-16397
                        _____________________________________

                         APPLIED SPECTRUM TECHNOLOGIES, INC.
                (Exact Name of Registrant as Specified in its Charter)

     Minnesota                                    41-1419457
(State of Incorporation)                (IRS Employer Identification Number)

                                    P.O. Box 26707
                           St. Louis Park, Minnesota 55426
                       (Address of Principal Executive Offices)

                            Registrant's Telephone Number,
                                 Including Area Code
                                    (612) 947-0714
                       _______________________________________

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

As of November 30, 1997, 2,953,941 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based on the Company's plan to dissolve), excluding shares owned beneficially by officers and directors, is estimated to be $46,021.

                                        PART I



ITEM 1.   BUSINESS

     (a)  General Development of Business.

     During fiscal 1994 Applied Spectrum Technologies, Inc. (AST) began implementing a Plan of Dissolution that was approved by its shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under the Company's Plan of Dissolution most of its assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995 most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996 the Company continued to collect license fees and payments on one equipment lease. The results of the Plan of Dissolution have been successful and all liabilities and expenses have been either paid or are covered in reserves. A liquidating dividend will be paid to shareholders in early 1998.

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

     The Company's initial products were intended for use (i) in the Telco market, and (ii) in the onpremises network market. In 1990 the Company was restructured to de-emphasize its initial products to concentrate primarily on its new T-1 Multiplexer product. The Company continued to make their initial products available for sale but did not actively market these products nor did the Company do any additional unfunded development work on these products after 1990.

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


PRODUCTS


     After AST ceased operations in 1993, as part of the implementation of the Dissolution Plan, the Company's Products were eliminated through the dissolution process.

MARKETS

     During the Dissolution Plan, the Company ceased to pursue any of its former markets.

SALES AND DISTRIBUTION

     After ceasing operations and implementing the Dissolution Plan in 1993, the Company did not pursue Sales and Distribution efforts.

     Between 1991 and 1993, the Company entered into four agreements with OEM customers which provide for non-exclusive rights to sales, manufacturing and technology of the T-1 Multiplexer product.

     During fiscal 1994, two of these OEM agreements were terminated by the customer. The other two OEM agreements expired in fiscal 1997.

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

     A one-year warranty was given on all historic products, and longer warranties were sometimes granted on products sold to distributors and OEMs. During 1992 the Company extended the warranty on its CENTRA T-1 Multiplexer products from one year to five years. Warranty coverage on the CENTRA T-1 Product has been assigned to a third party. Under the terms of the sale of its T-1 inventory as part of the Dissolution Plan, the Company granted extended
warranty coverage to the Buyer.   The Company believes that any previous
liability for warranty obligations has been satisfied.

     The Company had a customer service department which provided training, installation and product support. The customer service department administers customer warranties and repairs and provides telephone and on-site assistance. The Company sold its customer service department to a third party in September, 1993.

COMPETITION

     The company implemented its Plan of Dissolution in 1993 and therefore has not been tracking any competitors the past four years.

BACKLOG

     At September 30, 1997 and 1996, the Company's backlog of orders was zero.

GOVERNMENT REGULATION

     Communications equipment is subject to federal regulations which require that they be tested and then approved or certified by the Federal Communications Commission (the "FCC") prior to their use, sale, lease or distribution. Where required or appropriate, the Company's products were tested and approved by the FCC and were authorized for distribution.

     The Telcos are regulated by the states in which they operate and are generally required to establish a tariff for each new service they offer, including those which would use the Company's products.

EMPLOYEES

     At September 30, 1997, the Company employed 1 part-time employee who is winding down the Dissolution Plan. That employee plans to resign from the Company December 31, 1997.


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

     During 1994, the Company stopped paying for any further patent or trademark applications or renewals. The Company believes that it has exhausted all efforts of future value for its technologies.

     (d) Financial Information About Foreign and Domestic Operation and Export Sales.

     Substantially all of the Company's revenue, operating profit and identifiable assets have been attributable to the Unites States.

ITEM 2.   PROPERTY

     On September 16, 1993, the Company vacated its former headquarters and manufacturing facilities located at 450 Industrial Boulevard, Minneapolis, Minnesota. Since 1993, the Company has conducted business through voice mail,
P.O. box and facsimile machines.   From 1993 to 1997 the Company  obtained
approximately 300 square feet  space for storage of its assets at reasonable
monthly rental amounts.   In November 1997, the Company  vacated its storage
space and transferred all of its important records to a storage site in New York.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                        Year First
                                        Elected or
Name                      Age            Appointed     Position Currently Held
----                      ---           ----------     ------------------------
Edward F. Mackay          55               1983        Chief Executive Officer
                                                       & Chief Financial Officer

     Mr. Mackay has been Chief Executive Officer of the Company since July 1993. Mr. Mackay was Executive Vice President and Chief Financial Officer of the Company from July 1991 until July 1993. Mr. Mackay was Vice President - Finance and Chief Financial Officer of the Company from October 1985 to July 1991. From June 1983 until September 1985, Mr. Mackay served as the Company's Treasurer and
Controller.   Mr. Mackay plans to resign on December 31, 1997.


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

     The Company has never declared or paid cash dividends on its common stock. The Company intends to pay a liquidating dividend of approximately $207,600 as completion of the Dissolution Plan.

          (The remainder of this page has been intentionally left blank.)

ITEM 6.   SELECTED FINANCIAL DATA

                     APPLIED SPECTRUM TECHNOLOGIES, INC.

                      SUMMARY FINANCIAL INFORMATION

                   (THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                   For the Five Years Ended September 30,
                                  ----------------------------------------
STATEMENTS OF OPERATIONS DATA:    1997    1996    1995    1994     1993

Net sales                         $   4   $   3   $   4   $  11   $1,393
Development contract revenues       -       -       -       -         21
Sublicensing revenues                 8      58      71      30       91
                                  -----   -----   -----   -----   ------

   Total revenues                    12      61      75      41    1,505

Operating profit (loss)             (22)     16       1     (46)    (140)
Other income (expense)               74       6      (6)    221      (33)
                                  -----   -----   -----   -----   ------

Net profit (loss)                    52      22      (5)    175     (173)

   Net profit (loss) per share    $0.01   $0.01   $0.00   $0.09   ($0.09)

Weighted average number of
  shares outstanding              2,954   2,954   2,686   1,996    1,996


BALANCE SHEET DATA:

Cash & short-term investments     $ 324   $ 308   $ 293   $ 149   $  145
Working capital                     207     155     133     129      (97)
Total assets                        316     308     293     333      515
Long-term liabilities
Shareholders' equity                207     156     134     130      (45)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All amounts in the following discussion have been rounded to the nearest $1,000.

GENERAL

     In its latest audited financial statement, September 30, 1992, the Company's auditors issued a qualified opinion regarding the Company's ability to continue as a going concern. Revenues had been insufficient to generate cash flows sufficient to support operations and pay liabilities. Revenue changes are customer and competitor related. Price changes within product lines were minimal. Therefore, most changes were related to the volume of product purchased. The Company was declared to be in default on its secured credit line in May 1993 and has since deferred payment on its liabilities to many unsecured creditors. A reduction in staffing and departure of key employees such as the President and CEO, Director of Operations and Service Department Manager also negatively impacted the Company's chances of continuing its operations.

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

     As a result, the Board of Directors, as a means of attempting to maximize any recovery to its creditors and shareholders, adopted a plan of dissolution such that a payment plan to creditors could be implemented and foreclosure by its secured lender could be avoided. As part of the dissolution plan, the Company will attempt to sell its assets contingent on future payments. If future results were successful and all liabilities and expenses are covered, a liquidating dividend will be paid to shareholders. The estimated recovery period is two to three years. The Board of Directors of the Company did not seek or obtain an independent report, appraisal or fairness opinion in connection with the proposed dissolution due to the lack of funds required to obtain such an opinion.

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

     In addition to the License Agreement already in place with HT, AST entered into an agreement in December of 1993 with HT Communications for the acquisition of the majority of the T-1 assets of

AST. The Agreement called for HT to purchase the fixed assets and inventory at their fair market value and standard cost respectively in installments over approximately nine (9) months commencing in December 1993. In addition, HT agreed to assume obligations associated with certain AST contracts and to offer some AST employees jobs. Due to HT's cash flow problems, the payment terms of the Agreement were amended such that AST was given a secured interest in HT's assets and the payments were extended to December, 1995 including interest on the unpaid balance at the rate of 12% per annum, with HT having the right to prepay any balance owing.

FEDERAL INCOME TAX CONSEQUENCES OF DISSOLUTION

       In 1993, the Company was unable to determine with specificity what the income tax consequences of the proposed dissolution of the Company would be given the uncertainty as to the actual dollars which will be realized upon liquidation of the Company's assets as well as questions regarding how the net operating loss carried forward would be dealt with in light of the changes in control of the Company. However, the Company did make the following estimate in this regard:

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

       The Company has now filed all of its Income Tax Returns and has been able to offset all income from the dissolution recovery process with net operating loss carry forwards. The Company's income tax returns have not been audited by the Internal Revenue Service. The Company believes that the net liquidating dividend to be paid to shareholders will be treated as a return of capital.

REVENUES

       Revenues in 1997 decreased $49,000 as a result of the decreased license fees. 1997 revenues consisted of $4,000 in net sales, primarily equipment leases, and $8,000 of sub-licensing fees from OEM licensees.

       Revenues in 1996 increased $14,000 as a result of the decreased license fees. 1996 revenues consisted of $3,000 in net sales, primarily equipment leases, and $58,000 of sub-licensing fees from OEM licensees.

     Revenues in 1995 increased $34,000 as a result of the increased license fees. 1995 revenues consisted of $4,000 in net sales, primarily equipment leases, and $71,000 of sub-licensing fees from OEM licenses.

COST OF PRODUCT SOLD

     There were no cost of products sold in 1997,1996 and 1995 because of the Dissolution Plan.

EXPENSES

     General and administrative expenses in 1997,1996 and 1995 relate to the implementation of the Dissolution Plan. Sales and marketing and product development expenses were eliminated in 1997, 1996 and 1995 as part of the Dissolution Plan.

     The Company records the development expenses related to development contracts in development contract costs.

OTHER INCOME/EXPENSES

     Other expense of $20,000 in 1995 is the result of further settlement of liabilities.

     Other income of $61,000 in 1994 consists of $75,000 from an unneeded reserve for warranty costs being reversed when the HT Communications, Inc. licensing agreement expired in 1997, $13,000 from the settlement of liabilities, less $27,000 estimated costs to complete the Dissolution Plan and processing of the liquidating dividend to shareholders.

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

     Through September 1997, the Company has incurred net cumulative losses of $16,096,012.

     The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $426,000 between fiscal 1993 and 1997. As of September 30, 1997, the Company had cash of $324,000 and booked liabilities of $117,000. The net book value of the Company at September 30, 1997 is $207,000 or $.07 per outstanding share.

     The Company's director and major shareholder has voted to revoke the dissolution of AST and to retain the corporate shell for an unspecified time in hope that it has some additional future value for AST's shareholders. Contingent upon the approval of the majority of its shareholders, the Company plans to pay a liquidating dividend to shareholders in early 1998 of approximately $207,600. The Company estimates that $8,500 of undistributed cash will be sufficient to cover the distribution costs and the future carrying costs of the corporate shell.

          (The remainder of this page has been intentionally left blank.)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO FINANCIAL DATA

FINANCIAL STATEMENTS:                                            PAGE

     Statements of Operations - Years ended                       16
     September 30, 1997, 1996, 1995

     Balance Sheets - September 30, 1997 and 1996                 17

     Statements of Cash Flows - Years ended                       18
     September 30, 1997, 1996,  1995

     Statements of Shareholders' Equity - Years ended             19
     September 30, 1997, 1996, 1995

     Notes to Financial Statements                               20-23

     The following data are included herein and should be read in conjunction with the financial statements referred to above:

FINANCIAL STATEMENT SCHEDULES:

     VIII   -  Valuation and Qualifying Accounts                  24
     X      -  Supplementary Income Statement Information         25

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

1992 UNPAID AUDIT FEES

     The Company's auditor during the past fiscal years, Ernst & Young, had not been paid for their last year's audit and income tax work, leaving a total liability in the amount of $26,675.00. The auditors are therefore refusing to accept additional work. Preparing audited financial statements for fiscal year ending September 30, 1993, was impossible based upon the Company's financial position at that time. The 10-K documents were filed on a timely basis with unaudited financial statements for the fiscal year ending September 30, 1993.

     The auditors have also refused to review the 1997, 1996, 1995 and 1994 Financial Statements because of the payment situation and the lack of audited financial statements for 1993 and so we are unable to include their opinion from prior years on the financial statements. The 10-K documents for 1996, 1995 and 1994 have been filed on a timely basis with unaudited financial statements for the fiscal years ending September 30, 1994, 1995 and 1996. The 10-K documents for 1997 are also being filed with unaudited financial statements for the fiscal year ended September 30, 1997.

        (The remainder of this page has been intentionally left blank.)

                        APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                            Year Ended September 30,
                                    ----------------------------------------
                                       1997          1996             1995
                                    ----------    ----------      ----------

REVENUES:
  Net sales                         $    3,987    $    3,186      $    3,641
  Sublicensing revenues                  8,224        57,489          71,143
                                    ----------    ----------      ----------
    Total revenues                      12,211        60,675          74,784

Cost of product sold                         -             -               -
                                    ----------    ----------      ----------

  Gross profit                          12,211        60,675          74,784

General and administrative expense      34,125        45,081          74,018
                                    ----------    ----------      ----------

Operating profit (loss)                (21,914)       15,594             766

Other income ( expense) - net           60,980             -         (19,530)
Interest income                         12,853         6,284          14,963
Interest expense                             -             -          (1,544)
                                    ----------    ----------      ----------

  Net profit (loss)                 $   51,919    $   21,878      $   (5,345)
                                    ----------    ----------      ----------
                                    ----------    ----------      ----------

Net profit (loss) per share         $     0.02    $     0.01      $    (0.00)
                                    ----------    ----------      ----------
                                    ----------    ----------      ----------
Weighted average number of
  shares outstanding                 2,953,941     2,953,941       2,685,698



                          See notes to financial statements

                        APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                   1997             1996
                                               -----------      ------------

ASSETS

CURRENT ASSETS
     Cash                                      $   324,452      $    307,740

     Other                                               -                 -
                                               -----------      ------------

     Total current assets                          324,452           307,740

PROPERTY AND EQUIPMENT
     Equipment at fair market value                      -               750
                                               -----------      ------------

                                               $   324,452      $    308,490
                                               -----------      ------------
                                               -----------      ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $     1,747      $     14,276
     Employee compensation and taxes withheld       22,835                 -
     Reserve for warranty costs                          -            75,000
     Accrued severance costs                        62,250            62,250
     Other accrued expenses                         29,937             1,200
                                               -----------      ------------

     Total current liabilities                     116,769           152,726

SHAREHOLDERS' EQUITY
     Common Stock, par value $.01 per share
     authorized 10,000,000 shares, issued
     and outstanding  2,953,941                     29,540            29,540
     Additional paid-in-capital                 16,274,155        16,274,155
     Accumulated deficit                       (16,096,012)      (16,147,931)
                                               -----------      ------------

                                                   207,683           155,764
                                               -----------      ------------

                                               $   324,452      $    308,490
                                               -----------      ------------
                                               -----------      ------------



                       See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)



                                                      Year Ended September 30,
                                                 ---------------------------------
                                                    1997        1996        1995
                                                 ---------   ---------   ---------

OPERATING ACTIVITIES
Net profit (loss)                                $  51,919   $  21,878   $  (5,345)
  Net cash flow from (used for) changes in:
    Accounts receivable                                  -           -     182,770
    Inventories and accounts payable               (12,529)          -      (4,210)
    Reserve for warranty costs                     (75,000)          -           -
    Other current assets and liabilities            51,572      (6,834)    (39,167)
                                                 ---------   ---------   ---------

Net cash from (used for) operating activities       15,962      15,044     134,048

INVESTING ACTIVITIES
  Proceeds from sale of equipment                      750           -           -
                                                 ---------   ---------   ---------

Net cash from  investing activities                    750           -           -

FINANCING ACTIVITIES
  Proceeds from exercise of warrants                     -           -       9,579
                                                 ---------   ---------   ---------

  Net cash from financing activities                     -           -       9,579
                                                 ---------   ---------   ---------

INCREASE IN CASH                                    16,712      15,044     143,627

  Cash beginning of year                           307,740     292,696     149,069
                                                 ---------   ---------   ---------

CASH END OF YEAR                                 $ 324,452   $ 307,740   $ 292,696
                                                 ---------   ---------   ---------
                                                 ---------   ---------   ---------


                       See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)



                                Shares      Amount      Capital        Deficit        Total
                              ---------    -------    -----------    ------------    --------

BALANCE AT
  September 30, 1994           1,996,06    $19,961    $16,274,155    ($16,164,464)   $129,652

Exercise of warrants            957,877    $ 9,579                                   $  9,579
Net profit for the year                                              ($     5,345)  ($  5,345)
                              ---------    -------    -----------    ------------    --------

BALANCE AT
  September 30, 1995          2,953,941    $29,540    $16,274,155    ($16,169,809)   $133,886

Net profit for the year                                               $    21,878    $ 21,878
                              ---------    -------    -----------    ------------    --------

BALANCE AT
  September 30, 1996          2,953,941    $29,540    $16,274,155    ($16,147,931)   $155,764

Net profit for the year                                               $    51,919    $ 51,919
                              ---------    -------    -----------    ------------    --------

BALANCE AT
  September 30, 1997          2,953,941    $29,540    $16,274,155    ($16,096,012)   $207,683
                              ---------    -------    -----------    ------------    --------
                              ---------    -------    -----------    ------------    --------



                         See notes to financial statements

                        APPLIED SPECTRUM TECHNOLOGIES, INC.

                           NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF FINANCIAL STATEMENT PRESENTATION

     Based on the Company's adopted "Plan of Dissolution" the September 30, 1997, 1996 and 1995, financial statements which are "unaudited" have been prepared on a dissolution basis. Tangible Assets at September 30, 1997 and 1996, have been adjusted to estimated fair market value. Intangible Assets have been written off. Liabilities have been recorded in the normal course of business for 1996 and for 1997 they include a reserve for final liquidation expenses.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Prior to implementing the Plan of Dissolution, the Company was engaged in the development, manufacture, marketing and sale of products for the digital transmission of data.

REVENUE RECOGNITION: Revenues from sales were recognized on shipment of the product. Revenues pertaining to development contracts and sub-license fees were recognized when billed. The billings were done on a progress basis to cover expenses incurred or achievement of certain contract milestones and specifications. Expenses in excess of related development contract revenues were charged to product development costs because the Company believes that such contracts may result in future product sales. The Company entered into development contracts to perform feasibility studies and to develop certain products.

WARRANTIES: The Company's products were generally under warranty against defects in material and workmanship for a period of one year. During 1992, the Company increased the warranty period on its CENTRA T-1 Multiplexer products to five years. Under the terms of the sale of the Company's T-1 inventory in 1994, an extended warranty was granted to the Buyer. The Company maintained an accrual for these anticipated future warranty costs based on management's estimates of such costs. The final liability for warranty costs expired in 1997 when the Company's agreement with the Buyer expired.

PROPERTY AND EQUIPMENT: Property and equipment in 1996 and 1995 was stated at fair market value. Depreciation was provided using the straight line method at rates expected to amortize the cost of the property and equipment over its estimated useful life. During 1997, the Company disposed of all remaining property and equipment.

INVESTMENT TAX CREDIT: Investment tax credits have been accounted for using the "flow-through" method whereby the credit will be treated as a reduction of income tax expense in the year in which the credit is was realized.

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

NOTE D--COMMON STOCK

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

NOTE E--STOCK OPTIONS AND WARRANTS

     The Company has reserved 912,900 shares at September 30, 1997 and 1996 for issuance under stock option plans and warrants. Options granted under stock option plans to officers, key employees and consultants are at a price equal to the fair market value of stock at the date of grant and are generally exercisable at the rate of 20% per year on a cumulative basis. Options to purchase 676,000 shares were available for grant at September 30, 1997 and 1996. Other option activity was as follows:


                                             Year Ended September 30
                                         ------------------------------
                                              1997              1996
                                         -----------       -----------

Outstanding at beginning of year             226,000           229,000
    Granted
    Canceled                                  (1,500)           (2,100)
                                         -----------       -----------
Outstanding at end of year                   225,400           226,900

Comprised of at end of year
    Incentive stock options                  200,000           200,000
    Non-Qualified stock options               25,400            26,900
                                         -----------       -----------
                                             225,400           226,900

Price range of options outstanding       $.10-$15.00       $.10-$15.00
Exercisable at end of year                   225,400           226,900


     In addition to the above stock option plans the following warrants to purchase common stock were outstanding:

                                                      Year Ended September 30,
                              Price                   ------------------------
                               Per        Expiration
                              Share         Date           1997      1996
                              -----       ----------       ----     ------
Miscellaneous                 $ .50        May 1997                 10,000

Outstanding at year end                                             10,000

Exercisable at year end                                             10,000



NOTE F--MAJOR CUSTOMERS

     During 1997 and 1996, HT Communications, Inc. accounted for 64% and 97% of total revenue.

NOTE G--INCOME TAXES

     Due to the change in ownership and plan of dissolution it is estimated that most of the Company's net operating loss carryforwards will not be utilized. It is assumed that the Company's operating earnings in 1997 and 1996 will be offset by net operating loss carryforwards since the last change in ownership occurred.

NOTE H--LEASES

     The Company's previously leased facility was vacated on September 16, 1993. The facility leases expired on March 31, 1993 and the Company extended the use of the space on a month-to-month basis through August 31, 1993.

     During fiscal 1997, 1996, 1995 and 1994, the Company obtained practically rent-free space for storage of its assets and operation of its business through voice mail, post office box, and facsimile machines.


NOTE I--CHANGE IN CONTROL OF THE COMPANY

     During the second fiscal quarter of 1993, Norwood Venture Corp., acquired all of the Company stock owned by Oxford Venture Fund Limited Partnership and Oxford Venture Fund II Limited Partnership placing Norwood in voting control of the majority of the outstanding common stock of the Company.

NOTE J--SIGNIFICANT EVENTS

     During 1991 and 1992 the Company entered into OEM sub-licensing agreements with three T-1 customers and during 1993 the Company entered into an OEM sub-licensing agreement with one T-1 customer. These agreements required the Company to transfer certain non-exclusive manufacturing, sales and technology rights to the OEMs. In exchange for the rights, the Company receives sub-licensing fees, future royalties and development contract revenues. During 1997, 1996, and 1995, the Company recognized $8,000, $58,000, and $71,000 respectively in sub-licensing revenues from these agreements.

     In December 1993, the Company completed an Agreement to sell the majority of its assets to HT Communications.

     Based on the results of the Dissolution Plan the Company expects to be able to pay a partial liquidating dividend to shareholders in early 1998.

                      APPLIED SPECTRUM TECHNOLOGIES, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



Column A                                Column B     Column C                       Column D      Column E
                                                     Additions

                                                                     Charged
                                        Balance      Charged to      to other                     Balance
                                       Beginning     Costs and       Accounts      Deductions      End of
Classification                          Period       Expenses        Describe       Describe       Period
--------------                         ---------     ----------      --------      ----------     --------

YEAR ENDED SEPTEMBER 30, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts           $0             $0                            $0           $0

  Reserve for warranty costs
    and product returns                  $75,000                     ($75,000) (1)                      $0

YEAR ENDED SEPTEMBER 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts           $0             $0                            $0           $0

  Reserve for warranty costs
    and product returns                 $75,000                                                   $75,000

YEAR ENDED SEPTEMBER 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts           $0             $0                            $0           $0

  Reserve for warranty costs
    and product returns                  $75,000                                                   $75,000


________________________
(1)    Transfer of reserve to Other Income upon expiration of obligation.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



Column A                                                              Column B

                                                             Charged to Costs and Expenses
                                                               Year Ended September 30,

Item                                                        1997           1996           1995
----                                                        ----           ----           ----

Maintenance and repairs                                     None           None           None

Depreciation and amortization of intangible assets,
    pre-operating costs, and similar deferrals              None           None           None

Taxes, other than payroll and income taxes:
    Real estate                                             None           None           None
    Personal Property                                       None           None           None
    Other                                                   None           None           None

Royalties                                                   None           1,874          6,206

Advertising costs                                           None           None           None


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

          Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a)  DIRECTORS OF THE COMPANY
                                   Principal
                                   Occupation
                                      and
                                   Business
       Director
Name of Director    Age            Experience
----------------    ---            ----------
Since
----

Mark Littell        46        President, Norwood Venture Corp.,  1993
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

ITEM 11.  EXECUTIVE COMPENSATION

     (a)  CASH COMPENSATION

     The following table provides information as to the compensation of the executive officers for services rendered in all capacities during the fiscal year ended September 30, 1997 and to all executive officers as a group.

Name of Individual                 Capacities in             Cash
or Number in Group                 Which Served          Compensation(1)
------------------                 -------------         ---------------

Edward F. Mackay              Chief Executive Officer        $42,738

All Executive Officers
as a Group (1 Person)                                        $42,738

(1) Includes $19,797 incentive bonus associated with completion of dissolution plan and performance achievements in settlement of liabilities and recovery for shareholders.


     (b)  COMPENSATION PURSUANT TO PLANS

     AGREEMENTS.    Mr. Mackay has an agreement with the Company which was
modified at the time he became Chief Executive Officer responsible for following a Plan of Dissolution with continuing responsibility for public reporting requirements. Mr. Mackay's contract calls for a payment of accrued bonus and a reduced base compensation after the secured lender is paid-off. Mr. Mackay's contract also calls for incentives to maximize the recovery process for
unsecured creditors and shareholders.    Mr. Mackay's contract was amended to an
hourly retainer basis in 1997 relative to dissolution Plan activities and reporting requirements. Mr. Mackay plans to resign as an officer of the Company and terminate his contract as of December 31, 1997. Upon the termination of his contract, Mr. Mackay will receive $62,250 of accrued severance pay.

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

     There were no options exercised or granted during the fiscal year ended September 30, 1997.

     Also, AST has outstanding two options to purchase 1,400 shares of Common Stock at an exercise price of $15.00 per share expiring 1998. These options were issued under AST's prior 1987 Stock Option Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information pertaining to directors, executive officers and persons who, to the best of AST's knowledge owned beneficially more than five percent (5%) of the voting common stock of AST as of November 30, 1997:


                                                  Shares of Common Stock
                                                 Beneficially Owned(1)(2)
Name of
Beneficial Owner                 Amount             Percent of Class
----------------                 ------          ------------------------

Norwood Venture Corp.(6)      2,282,564(3)               77.27

Mark Littell(7)               2,282,564(4)               77.27

Edward F. Mackay                216,539(5)                6.87

All Directors and             2,499,103                  79.24
Officers as a Group



(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or entity to acquire them within sixty (60) days are treated as outstanding only when determining the amount and percentage owned by such individual or entity. Fractional shares have been rounded to the nearest whole share.

(2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares opposite the name of such person or group.

(3)  Consists of 2,282,564 shares owned by Norwood Venture Corp. (Norwood).

(4) Includes 2,282,564 shares owned by Norwood. Mr. Littell may be a beneficial owner of Norwood shares.

(5) Includes 200,000 shares Mr. Mackay has the right to acquire within sixty (60) days upon the exercise of options.

(6) Norwood Venture Corp. is located at 1430 Broadway Street, Suite 1607, New York, New York 10018.

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

     On February 23, 1993, AST was notified that as of February 18, 1993, Norwood had acquired all the AST common stock previously owned by Oxford and Oxford II. Though AST was technically in default under the Revolving Credit Agreement and a Certificate of Default had been delivered to Oxford and Oxford II, Norwood had not yet given AST formal notice of default or acceleration of its loan. However, in the interest of renegotiating AST's borrowing base under the Revolving Credit Agreement, Norwood, Oxford and Oxford II arrived at a formula that would transfer Oxford and Oxford II's AST stock to Norwood at a price to be determined by future borrowing requirements of AST funds received and by Norwood as a direct result of its stock ownership in AST (the "AST Proceeds"), in the event of a merger, corporate acquisition or public offering of AST securities. As an inducement to Norwood to be more flexible in its lending and to loan further amounts to AST, the percentage of The Proceeds to be paid by Norwood to Oxford and Oxford II varies from 46.6% to 11.6% according to amounts loaned by Norwood to AST in excess of the borrowing base as defined in the Revolving Credit Agreement. Specifically, Norwood will pay to Oxford and Oxford II (a) 46.4% of the AST Proceeds received by it between February 18, 1993 and the date (the "First Date") Norwood first advances to AST funds in excess of the borrowing base; (b) 34.8% of AST Proceeds received by Norwood between the First Date and the date (the "Second Date") Norwood first advances to AST $100,000.00 in excess of the borrowing base; (c) 23.2% of the AST proceeds received by Norwood between the Second Date and the date (the "Third Date") in which Norwood first advances to AST $200,000 in excess of the borrowing base, and (d) 11.6% of any AST proceeds received by Norwood after the Third Date. Payment is to be made to Oxford and Oxford II upon Norwood's receipt of any such proceeds which is expected to occur upon completion of the dissolution of the Company if money remains after payment of all of AST's creditors.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

NO.                                                                  PAGE

(a)  1.   Financial Statements:
          Reference is made to the Index to
          Financial Data contained in this Report                     14

     2.   Financial Statement Schedules:

          Reference is made to the Index to
          Financial Data contained in this Report                     14

     3.   Reference is made to the Exhibit Index
          contained in this Report                                   33-38

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

ITEM 14.(a)3. EXHIBITS

     The following is a complete list of Exhibits filed or incorporated by reference as a part of this Report:

                         APPLIED SPECTRUM TECHNOLOGIES, INC.

                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                       FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997


ITEM NO. DESCRIPTION                  METHOD OF FILING

1.1      Forms of Underwriting        Incorporated by reference to Exhibit 1.1
         Agreement and Dealer         to the Company's Registration Statement
         Agreement.                   on Form S-1 (File No. 33-17959)

3.1      Amended and Restated         Incorporated by reference to Exhibit 3.1
         Articles of Incorporation    to the Company's Registration Statement
         of the Company.              on Form S-1 (File No. 33-17959)

3.2      By Laws of the Company.      Incorporated by reference to Exhibit 3.2
                                      to the Company's Registration Statement
                                      on Form S-1 (File No. 33-17959)

4.1      Specimen Form of the         Incorporated by reference to Exhibit 4.1
         Company's Common Stock       to the Company's Registration Statement
         Certificate.                 on Form S-1 (File No. 33-17959)

4.2      Amended and Restated         Incorporated by reference to Exhibit 4.4
         Articles of Incorporation    to the Company's Registration Statement
         of the Company (See          on Form S-1 (File No. 33-17959)
         Exhibit 3.1).

4.3      By-laws of the Company       Incorporated by reference to Exhibit 4.5
         (see Exhibit 3.2).           to the Company's Registration Statement
                                      on Form S-1 (File No. 33-17959)

4.4      Agreement for 1987 Bridge    Incorporated by reference to Exhibit 4.6
         Financing, Conversion and    to the Company's Registration Statement
         Sale of Shares, dated        on Form S-1 (File No. 33-17959)
         September 18, 1987 between
         the Company and certain
         shareholders.

ITEM NO. DESCRIPTION                  METHOD OF FILING

4.5      Form of Convertible          Incorporated by reference to Exhibit 4.1
         Debentures issued pursuant   to the Company's Registration Statement on
         to Agreement for 1987        Form S-1 (File No. 33-17959)
         Bridge Financing,
         Conversion and Sales of
         Shares.

4.6      Amended and Restated         Incorporated by reference to Exhibit 4.8
         Registration Agreement,      to the Company's Registration Statement on
         dated April 11, 1985,        Form S-1 (File No. 33-17959)
         between the Company and
         certain shareholders.

4.7      Amendment dated October 28,  Incorporated by reference to Exhibit 4.10
         1987 to Agreement for 1987   to the Company's Registration Statement
         Bridge Financing,            on Form S-1 (File No. 33-17959)
         Conversion and Sales of
         Shares.

10.1     Employment Agreement dated   Incorporated by reference to Exhibit 10.3
         December 12, 1985 between    to the Company's Registration Statement
         the Company and              on Form S-1 (File No. 33-17959)
         Richard V. Palermo.

10.2     Exclusive License Agreement, Incorporated by reference to Exhibit 10.20
         dated July 16, 1986,         to the Company's Registration Statement
         between the Company and      on Form S-1 (File No. 33-17959)
         Morse Security Group, Inc.

10.3     License Agreement dated      Incorporated by reference to Exhibit 10.21
         January 30, 1986, between    to the Company's Registration Statement
         the Company and Databit,     on Form S-1 (File No. 33-17959)
         Inc.

10.4     Agreement dated April 11,    Incorporated by reference to Exhibit 10.22
         1986, between the Company    to the Company's Registration Statement
         and Databit, Inc., as        on Form S-1 (File No. 33-17959)
         amended

10.5     Amendment to Agreement with  Incorporated by reference to Exhibit 10.30
         Siemens Data Switching       to the Company's Form 10-K for the
         Systems, Inc.                period ending September 30, 1988
                                      (File No. 0-16397)

ITEM NO. DESCRIPTION                  METHOD OF FILING

10.6     Form of Amendment to         Incorporated by reference to Exhibit 10.32
         Warrant Agreement dated      to the Company's Form 10-K for the
         December 18, 1987.           period ending September 30, 1988
                                      (File No. 0-16397)

10.7     Agreement dated March 30,    Incorporated by reference to Exhibit 10.30
         1989, between the Company    to the Company's Form 10-K for the
         and Digi-Voice Corporation.  period ending September 30, 1989
                                      (File No. 0-16397)

10.8     Agreement dated March 19,    Incorporated by reference to Exhibit 10.18
         1990, between the Company    to the Company's Form 10-K for the
         and Norwood Venture Corp.    period ending September 30, 1990
                                      (File No. 0-16397)

10.9     Applied Spectrum             Incorporated by reference to Exhibit 10.19
         Technologies, Inc.           to the Company's 1990 Stock Option Plan.
         1990 Stock Option Plan       Form 10-K for the period ending
                                      September 30, 1990 (File No. 0-16397)

10.10    Agreement dated August 31,   Incorporated by reference to Exhibit 10.22
         1990, between the Company    to the Company's Form 10-K for the
         and Digi-Voice Corporation,  period ending September 30, 1990
         as amended.                  (File No. 0-16397)

10.11    Agreement dated December 14, Incorporated by reference to Exhibit 10.23
         1990, between the Company    to the Company's Form 10-K for the
         and Norwood Venture Corp.    period ending September 30, 1990
         as amended.                  (File No. 0-16397)

10.12    Agreement dated November 30, Incorporated by reference to Exhibit 10.17
         1990, between the Company    to the Company's Form 10-K for the
         and Penril Corp.             period ending September 30, 1991
                                      (File No. 0-16397)

ITEM NO. DESCRIPTION                  METHOD OF FILING

10.13    Agreement dated January 1,   Incorporated by reference to Exhibit 10.18
         1991, between the Company    to the Company's Form 10-K for the
         and Memotec Datacom, Inc.    period ending September 30, 1991
                                      (File No. 0-16397)

10.14    Agreement dated January 1,   Incorporated by reference to Exhibit 10.19
         1991, between the Company    to the Company's Form 10-K for the
         and Memotec Datacom, Inc.    period ending September 30, 1991
                                      (File No. 0-16397)

10.15    Amendment dated March 13,    Incorporated by reference to Exhibit 10.21
         1991, to Agreement dated     to the Company's Form 10-K for the
         August 30, 1989, between     period ending September 30, 1991
         the Company and Digi-Voice   (File No. 0-16397)
         Corporation.

10.16    Amendment dated March 29,    Incorporated by reference to Exhibit 10.22
         1991, to the Agreement       to the Company's Form 10-K for the
         dated March 19, 1990         period ending September 30, 1991
         between the Company and      (File No. 0-16397)
         Norwood Venture Corp.

10.17    Employment Agreement dated   Incorporated by reference to Exhibit 10.24
         April 25, 1991 between the   to the Company's Form 10-K for the
         Company and Edward Mackay.   period ending September 30, 1991
                                      (File No. 0-16397)

10.18    Amendment dated March 19,    Incorporated by reference to Exhibit 10.27
         1992, to the Agreement       to the Company's Form 10-K for the
         dated March 19, 1990         period ending September 30, 1992
         between the Company and      (File No. 0-16397)
         Norwood Venture Corp.

10.19    Agreement dated June 30,     Incorporated by reference to Exhibit 10.30
         1992, between the Company    to the Company's Form 10-K for the
         and Data-Products of         period ending September 30, 1992
         New England, Inc.            (File No. 0-16397)

ITEM NO. DESCRIPTION                  METHOD OF FILING

10.20    Employment Agreement dated   Incorporated by reference to Exhibit 10.20
         July 14, 1993, between the   to the Company's Form 10-K for the
         Company and Edward Mackay.   period ending September 30, 1993
                                      (File No. 0-16397)

10.21    Agreement dated August 19,   Incorporated by reference to Exhibit 10.21
         1993, between the Company    to the Company's Form 10-K for the
         and HT Communications, Inc.  period ending September 30, 1993
                                      (File No. 0-16397)

10.22    Agreement dated December 1,  Incorporated by reference to Exhibit 0.22
         1993, between the Company    to the Company's Form 10-K for the
         and HT Communications, Inc.  period ending September 30, 1993
                                      (File No. 0-16397)

10.23    Amendment to Employment      Incorporated by reference to Exhibit 0.22
         Agreement dated July 14,     to the Company's Form 10-K for the
         1993, between the Company    period ending September 30, 1994
         and Edward Mackay.           (File No. 0-16397)

10.24    Agreement dated April 11,    Incorporated by reference to Exhibit 0.24
         1995, between the Company    to the Company's Form 10-K for the
         and HT Communications, Inc.  period ending September 30, 1995
                                      (File No. 0-16397)

10.25    Amendment dated April 28,    Incorporated by reference to Exhibit 0.25
         1995, to Agreement date      to the Company's Form 10-K for the
         August 30, 1989, between     period ending September 30, 1995
         the Company and Digi-Voice   (File No. 0-16397)
         Corporation.

11.1     Computation of per share     Filed Herewith
         earnings.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   12/29/97        APPLIED SPECTRUM TECHNOLOGIES, INC.



                              By /S/ Edward F. Mackay
                                 ------------------------------
                                     Edward F. Mackay
                                     Chief Executive Officer and
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Dated:  12/29/97              By /S/ Edward F. Mackay
                                 ------------------------------
                                     Edward F. Mackay
                                     Chief Executive Officer and
                                     Chief Financial Officer


Dated:  12/29/97              By /S/ Mark Littell
                                 ------------------------------
                                     Mark Littell, Director