Form 10-K
period 2001-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-04-18
CIK 705868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Fiscal Year Ended                            Commission File Number
  September 30, 2001                                        0-16397


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                            41-14194547
         ---------                                            -----------
(State of Incorporation)                                     (IRS Employer
                                                        Identification Number)

                            c/o Norwood Venture Corp.
                                65 Norwood Avenue
                            Upper Montclair, NJ 07043

                          Registrant's Telephone Number
                               Including Area Code
                                 (973) 783-1117



            Securities Registered Pursuant to 12(b) of the Act: None

               Securities Registered Pursuant to 12(g) of the Act:
                          Common Stock -$.01 par value
                         Common Stock Purchase Warrants

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]    No   [ ]

As of February 28, 2002, 2,953,941 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date excluding shares owned beneficially by officers and directors, is estimated to be $10,245.
================================================================================

                                     PART I


ITEM 1.  BUSINESS

(a)      General Development of Business.

         During fiscal 1994 Applied Spectrum Technologies, Inc. began implementing a plan of voluntary dissolution pursuant to Minn. Statute #302A.721 that was approved by its shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under the Company's Plan of Dissolution most of its assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995 most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996 the Company continued to collect license fees and payments on one equipment lease. The results of the plan of dissolution were successful and all liabilities and expenses were either paid or are covered in reserves. On November 17, 2000 a Special Meeting of the shareholders of AST was held at which time the Plan of Dissolution was revoked. Pursuant to the proposal for revocation, a liquidating dividend of approximately $204,000 was paid pro-rata to shareholders in August, 2001.

         Prior to implementation of the Dissolution Plan, AST was engaged in the development, manufacture, marketing and sale of digital business communication systems. In its final years of operation, the Company allocated most of its available resources to the marketing and sale of its T-l Multiplexer product which was a communication system that allowed many individual telephone and data services to be transmitted and received over one high speed digital transmission line. The CENTRA Series of T-1 systems included channel banks and T-1 Multiplexers which supported voice, data and video communications for point to point interoffice requirements, as well as digital access to long distance carrier networks.

         The Company was organized as a Minnesota corporation on February 17, 1982. The Company's principal executive office located at 65 Norwood Avenue, Upper Montclair, NJ 07034, and its telephone number is (973) 783-1117.

(b)      Financial Information About Industry Segments.

         Since its inception, the Company has operated in one industry segment - the development, manufacture, marketing and sales of communications products and networks some of which transmit digital data over existing local telephone wires simultaneously with normal voice communications.

(c)      Narrative Description of Business.

BACKGROUND

         The technology on which the Company's original products were based, including Spread Spectrum Technology, permit data and telemetry to be transmitted simultaneously over telephone wire without interfering with normal voice service. The Company's products were known as data/voice multiplexing ("DVM") equipment and were aimed at operating telephone companies (Telco market).

         The Company's Alarm and DVM-400 products were introduced to a Telco marketplace which was slow to develop. Consistent with a strategy begun in 1988, the Company redirected its efforts towards the commercial marketplace, with emphasis on the T-1 Multiplexer market.

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

MANUFACTURING, SERVICE AND SUPPORT

         Prior to ceasing operations and implementing the Dissolution Plan, the Company's manufacturing operations consisted primarily of assembly, test and quality control of components and subassemblies and final testing of completed products. Subcontractors assembled printed circuit boards for he Company's products.

         Due to a lack of resources, the Company ceased manufacturing and service operations at the end of fiscal 1993. The Company entered into agreements with third parties which protected its customer base from a manufacturing and service standpoint.

         A one-year warranty was given on all historic products, and longer warranties were sometimes granted on products sold to distributors and OEMs. During 1992 the Company extended the warranty on its CENTRA T-1 Multiplexer products from one year to five years. Warranty coverage on the CENTRA T-1 Product has been assigned to a third party. Under the terms of the sale of its T-1 inventory as part of the Dissolution Plan, the Company granted extended warranty coverage to the buyer, which expired in 1997.

         The Company had a customer service department which provided training, installation and product support. The customer service department administered customer warranties and repairs and provided telephone and on-site assistance. The Company sold its customer service department to a third party in September, 1993.

COMPETITION

         The Company implemented its Plan of Dissolution in 1993 and therefore has not been tracking any competitors the past eight years.

BACKLOG

         At September 30, 2001 and 2000, the Company's backlog of orders was zero.

GOVERNMENT REGULATION

         Communications equipment is subject to federal regulations which require that they be tested and then approved or certified by the Federal Communications Commission (the "FCC") prior to their use, sale, lease or distribution. When required or appropriate, the Company's products were tested and approved by the FCC and were authorized for distribution.

EMPLOYEES

         As September 30, 2001, the Company had no employees.

PATENTS, TRADEMARKS AND LICENSES

         Prior to adopting the Dissolution Plan, the Company had obtained a number of United States and foreign parts. The 17-year terms of the Company's United States patents expire from the years 2001 to 2004. The Company believed, however, that its principal technological advantage, if any, over existing and prospective competitors was in the ability of its personnel to apply a broad range of techniques, some of which may have been trade secrets of the Company, to the resolution of the customer needs. The Company attempted to protect its trade secrets by requiring each of its employees to execute a confidentiality agreement and by other measures common to technical industries. There was no assurance that any of the Company's patents or other proprietary rights of the Company would be sufficient to prevent effective competition with its products.

         The Company's product names "DWV-200" and "SPECTRA" were registered as trademarks in the United States. The Company also claimed common law trademark rights with respect to the name "DVM-400".

         During 1994, the Company stopped paying for any further patent or trademark applications or renewals. The Company believes that it has exhausted all efforts of future value for its technologies.

(d)      Financial Information About Foreign and Domestic Operation and Export
Sales.

         Substantially all of the Company's revenue, operating profit and identifiable assets have been attributable to the United States.



ITEM 2.  PROPERTY

         On September 16, 1993, the company vacated its former headquarters and manufacturing facilities located at 450 Industrial Boulevard, Minneapolis, Minnesota. Since 1993, the Company has conducted business through voice mail, P.
O. box and facsimile machines. From 1993 to 1997 the Company obtained approximately 300 square feet space for storage of its assets at reasonable monthly rental amounts. In November 1997, the Company vacated its storage space and transferred all of its important records to a storage site in New York.



ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 17, 2000 a special meeting of the shareholders was held, at which the Plan of Dissolution was revoked.



ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


                                       Year First
                                       Elected or
         Name               Age        Appointed        Position Currently Held
         ----               ---        ---------        -----------------------
         Mark R. Littell    50            1998          Chief Executive Officer


         Mr. Littell has been Chief Executive Office of the Company since January, 1998. Mr. Littell has been President of Norwood Venture Corp. since May 1, 1988.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATD SHAREHOLDER MATTERS

AST's common stock was traded on the national, over-the-counter market under the symbol ASTI after its initial public offering in January, 1988. However the Company was notified by NASD that, due to low trading volume, it would not report transactions in the Company's stock after October 13, 1989.

As of October 1, 2001, there were approximately 792 holders of record of the Company's common stock.

Other than the liquidating dividend paid in August, 2001, the Company has never declared or paid cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          SUMMARY FINANCIAL INFORMATION
                                   (THOUSANDS)


                                     FOR THE FIVE YEARS ENDED SEPTEMBER 30,
                                 ----------------------------------------------
Statements of Operations Data:    2001      2000      1999      1998      1997
-----------------------------    ------    ------    ------    ------    ------

Net Sales                        $   --    $   --    $   --    $   --    $    4
Sublicensing revenues                --        --        --        --         8
                                 ------    ------    ------    ------    ------

  Total Revenues                 $   --    $   --    $   --    $   --    $   12

Operating profit (loss)          $  (16)   $   --    $   (4)   $   --    $  (22)
Other income (expense)               11        14        11        12        75
                                 ------    ------    ------    ------    ------
Net Profit loss                      (5)       14         7        12        53

Net Profit (loss) per share      $   --    $   --    $   --    $   --    $ 0.02

Weighted average number of
shares outstanding                2,954     2,954     2,954     2,954     2,954

Balance Sheets Data:

Cash and short-term investments  $   37    $  262    $  255    $  248    $  324
Working capital                  $   10    $  245    $  227    $  220    $  208
Total Assets                     $   37    $  262    $  255    $  248    $  324
Long-term liabilities                --        --        --        --        --
Shareholders' equity             $   10    $  245    $  227    $  220    $  208



ITEM 7. MANAGEMENT'S DISCUSSION AND ALALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All amounts in the following discussion have been rounded to the nearest $1,000.

GENERAL
-------

In its latest audited financial statement, September 30, 1992, the Company's auditors issued a qualified opinion regarding the Company's ability to continue as a going concern. Revenues had been insufficient to generate cash flows sufficient to support operations and pay liabilities. The Company was declared to be in default on its secured credit line in May 1993. A reduction in staffing and departure of key employees such as the President and CEO, Director of Operations and Service Department Manager also negatively impacted the Company's operations.

The Company disclosed in its 10-K for the year ended September 30, 1992, that its liquidity was dependent on its ability to generate additional revenues and make use of the credit line of Norwood. The Company was unsuccessful in its attempts to raise additional equity financing or find a strategic partner. During the second fiscal quarter of 1993, the Company's secured lender Norwood Venture Corp. acquired all of the Company's stock and became the majority (77.3%) owner of the Company.

During March, 1993 the Company reduced its work force from 20 employees to 13 employees and placed its engineering development plans on hold as a means of matching fixed costs to revenues. The Company's President and CEO, James J. Szeliga, resigned as an officer of the Company on May 7, 1993.

For the first nine months of fiscal year 1993 revenues decreased $276,000. Cash decreased $31,000 to $3,000, net working capital excluding cash and credit line borrowing decreased $48,000 to $99,000 and the Company borrowed an additional $88,000 under its Norwood Credit Line. At June 30, 1993 the balance owing on the Norwood Credit Line was $195,000.

In light of the above, the Company embarked upon an extensive search for additional equity or debt investment and for a strategic partner with which to merge, or a purchaser of the Company as a going concern. When neither additional funding nor a strategic partner were located, liquidation pursuant to Chapter 7 or Reorganization under Chapter 11 of the United States Bankruptcy Code was considered. However, the Company believed a greater monetary return would be realized if the Company conducted a controlled dissolution and the assets were sold pursuant to independently negotiated agreements. The Company also concluded that attempted reorganization under Chapter 11, given the Company's inability to generate sufficient revenue to sustain its operations, would only serve to further erode the value of the Company's existing assets.

As a result, the Board of Directors, as a means of attempting to maximize recovery to its creditors and shareholders, adopted a plan of dissolution such that a payment plan to creditors could be implemented and foreclosure by its secured lender could be avoided. As part of the dissolution plan, the Company attempted to sell its assets contingent on future payments. Results were successful and all liabilities and expenses were satisfied. Therefore, funds were available from which to pay a liquidating dividend to AST's shareholders. The Board of Directors of the Company did not seek or obtain an independent report, appraisal or fairness opinion in connection with the proposed dissolution due to the lack of funds required to obtain such an opinion.

Search for Strategic Partner
----------------------------

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

Shareholder Approval
--------------------

Shareholder approval of the Dissolution Plan was received at a special shareholders' meeting held on November 30, 1993.

Transaction with HT Communications, Inc.
----------------------------------------

Having received no positive results from its search for a strategic partner, the Company again contacted a number of these same entities to discuss a possible licensing arrangement and/or asset sale. HT Communications was the only company which expressed an interest in pursing further discussions with AST.

In August, 1993, AST entered into a Licensing Agreement with HT Communications granting HT a non-exclusive, perpetual, world-wide license to manufacture those T-1 digital Multiplexer products marketed under the name CENTRA Series 4000 and CENTRA Series 3000. In consideration, HT paid to AST royalties on its sale of certain AST products for a period of three (3) years. With respect to its general terms, the License Agreement with HT was negotiated along the lines of AST's previously existing License Agreements.

In addition to the License Agreement already in place with HT, AST entered into an agreement in December of 1993 with HT Communications for the acquisition of the majority of the T-1 assets of AST. The Agreement called for HT to purchase the fixed assets and inventory at the fair market value and standard cost respectively in installments over approximately nine (9) months commencing in December, 1993. In addition, HT agreed to assume obligations associated with certain AST contracts and to offer some AST employees jobs. Due to HT's cash flow problems, the payment terms of the Agreement were amended such that AST was given a secured interest in HT's assets and the payments were extended to December, 1995 including interest on the unpaid balance at the rate of 12% per annum, with HT having the right to prepay any balance owing.

FINANCIAL INFORMATION FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999,
--------------------------------------------------------------------
2000 AND 2001
-------------

Revenues
--------

Revenues in 2001, 2000 and 1999 were $0, as a result of the Dissolution Plan.

Cost of Product Sold
--------------------

There were no cost of products sold in 2001, 2000 and 1999 because of the Dissolution Plan.

Expenses
--------

General and administrative expenses in 2001, 2000 and 1999 related to the implementation of the Dissolution Plan and preserving the corporate shell.

Other Income/Expenses
---------------------

Other income in 2001, 2000 and 1999 consisted of interest income.

Federal Income Tax Consequences of the Transaction
--------------------------------------------------

In 1993, the Company was unable to determine with specificity what the income tax consequences of the proposed dissolution of the Company would be given the uncertainty as to the actual dollars which would be realized upon liquidation of the Company's assets as well as questions regarding how the net operating loss carried forward would be dealt with in light of the changes in control of the Company. However, the company did make the following estimate in this regard:

    (i) The extent of net operating loss available to offset income is unknown due to changes in ownership and the difficulty in determining fair market value of the Company;

    (ii) The 1993 fiscal year's operating loss will probably offset any gain on the recapture of depreciation or value from the sale of fixed assets;

    (iii) Inventory will be sold at approximately the same value as cost, so there will be no income tax consequences; and

    (iv) Future royalties will be taxable at normal tax rates unless they can be offset by net operating loss.

The Company has now filed all of its Income Tax Returns and has been able to offset all income from the dissolution recovery process with net operating loss carry forwards. The Company's income tax returns have not been audited by the Internal Revenue Services. The Company believes that the net liquidating dividend to be paid to shareholders in August, 2001 will be treated as a return of capital.

Capital Resources and Liquidity
-------------------------------

Substantially all of the Company's working capital needs have been funded through proceeds from the sales of common stock and preferred stock, or from loans from or guaranteed by certain shareholders. During 1987, all three series of preferred stocks were converted to common stock. In January 1988, the Company's initial public offering

(IPO) was completed. Net proceeds from the IPO were $3,841,000. The funds from the IPO were used to repay $691,000 of convertible debentures and to fund activities in product development and sales and market development during 1988, 1989 and the first half of 1990. The Company also pursued some unsuccessful acquisition strategies during 1989 and 1990.

In the second quarter of fiscal 1990 the Company underwent a restructuring and recapitalization to concentrate primarily on its new CENTRA T-1 Multiplexer product line. The restructuring resulted in substantially all resources being directed towards penetration of the commercial T-1 marketplace. The recapitalization resulted in a 1 for 100 reverse split of the Company's voting common stock. Following the reverse split the Company issued 1,268,000 new shares of voting Common Stock on March 26, 1990 to private investors at $0.50 per share which resulted in $643,000 of equity funding.

In addition to the sale of stock in March 1990, the Company obtained a revolving credit line of up to $500,000 from Norwood Venture Corp. The credit line which was secured by all assets was available based on a borrowing formula equal to 90% of eligible receivables. The agreement with Norwood was modified three times. The most recent modification in March 1992 increased the total line from $500,000 to $600,000 and increased the borrowing base by including up to $100,000 of T-1 Multiplexer inventory. As part of these modifications, Norwood was granted an increase to 1,000,000 shares in its warrants to purchase the Company's common stock at $0.50 per share. Another condition of the modification was a provision that reduced Norwood's Warrant price from $.50 per share to $0.01 per share upon the notice of default by the Company. The company defaulted on its agreement with Norwood in 1993 and then the warrant price was reduced to $0.01 per share. As of June 30, 1993, the Company had $195,000 outstanding against the credit line. During the fourth quarter of 1993, the Company was able to repay the balance owed to Norwood on its credit line as part of the early stages of the dissolution process.

Through September 30, 2001, the Company had incurred net cumulative losses of $16,064,267.

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $515,000 between fiscal 1993 and 1999. As of September 30, 2001, the Company had cash of $37,000 and booked liabilities of $27,000. The net book value of the Company at September 30, 2001, was $10,000.

The Company's CFO and major shareholder voted to revoke the dissolution of AST and to retain the corporate shell for an unspecified time in hope that it has some additional future value for AST's shareholders. The Company paid a liquidating dividend to shareholders in August, 2001 of approximately $229,000. The Company estimates that $37,000 of undistributed cash, plus future interest income will be sufficient to cover the future carrying costs of the corporate shell.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                             INDEX TO FINANCIAL DATA


FINANCIAL STATEMENTS                                                     PAGE
--------------------                                                     ----

         Statements of Operations  - Years ended                          13
         September 30, 2001, 2000, 1999

         Balance Sheets - September 30, 2001, 2000, 1999                  14

         Statements of Cash Flows - Years ended                           15
         September 30, 2001, 2000, 1999

         Statements of Shareholders' Equity - Years ended                 16
         September 30, 2001, 2000, 1999

         Notes to Financial Statements                                 17-19





         The following data are included herein and should be read in conjunction with the financial statements referred to above.


FINANCIAL STATEMENTS SCHEDULES:
-------------------------------

         VIII  -    Valuation and Qualifying Accounts                20
         X     -    Supplementary Income Statement Information       21


         All other schedules are omitted as the required information in inapplicable or the information is presented in the consolidated financial statements or related notes.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                  YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------------
                                          2001              2000             1999
                                       ----------        ----------       ----------
REVENUES:
   Net sales                           $        0        $        0       $        0
   Sublicensing revenues                        0                 0                0
                                       ----------        ----------       ----------
      Total revenues                            0                 0                0

Cost of product sold                           --                --               --
                                       ----------        ----------       ----------

Gross profit                                    0                 0                0

General and administrative expense         16,208                 0            3,974
                                       ----------        ----------       ----------

Operating profit (loss)                   (16,208)                0           (3,974)
                                       ----------        ----------       ----------

Interest Income                            10,757            14,175           11,110
Interest expense                               --                --               --
                                       ----------        ----------       ----------
   Net profit (loss)                   $   (5,451)       $   14,175       $    7,136

Net profit (loss) per share            $        0        $        0       $        0
                                       ==========        ==========       ==========

Weighted average number of
   shares outstanding                   2,953,941         2,953,941        2,953,941




















                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                 YEAR ENDED SEPTEMBER 30,
                                              ------------------------------
                                                  2001              2000
                                              ------------      ------------
ASSETS

CURRENT ASSETS
   Cash                                       $     36,906      $    262,376

   Other                                                --                --
                                              ------------      ------------
      Total current assets                          36,906           262,376

PROPERTY AND EQUIPMENT
   Equipment at fair market value                       --                --
                                              ------------      ------------

                                              $     36,906      $    262,376
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LAIBILITIES
   Accounts payable                           $      8,035      $        534
   Accrued severance costs                              --            15,833
   Other accrued expenses                           18,626             1,132
                                              ------------      ------------
      Total current liabilities                     26,661            17,499

SHAREHOLDERS' EQUITY
   Common Stock, par value $.01 per share
   authorized 10,000,000 shares, issued
   and outstanding 2,953,941                        29,539            29,539
   Additional paid-in-capital                   16,044,973        16,274,154
   Accumulated deficit                         (16,064,267)      (16,058,816)
                                              ------------      ------------

                                                    10,245           244,877
                                              ------------      ------------

                                              $     36,906      $    262,376
                                              ============      ============








                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                            YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------
                                                     2001            2000            1999
                                                  ----------      ----------      ----------
OPERATING ACTIVITIES

Net profit (loss)                                 $   (5,451)     $   14,175      $    7,136
    Net cash flow from (used for) changes in:
        Accounts receivable                               --              --              --
        Accounts payable                               7,501             534              --
        Other current assets and liabilities           1,661           7,954              --
                                                  ----------      ----------      ----------

Net cash from (used for) operating activities          3,711           6,755           7,136

INVESTING ACTIVITIES

    Purchase of assets                                    --              --              --
                                                  ----------      ----------      ----------

    Net cash from investing activities                    --              --              --

FINANCING ACTIVITIES
    Liquidating Dividend                            (229,181)             --              --
                                                  ----------      ----------      ----------
    Net cash from (used for) financing
    activities                                      (229,181)             --              --
                                                  ----------      ----------      ----------

INCREASE(DECREASE) IN CASH                          (225,470)          6,755           7,136

    Cash beginning of year                           262,376         255,621         248,485
                                                  ----------      ----------      ----------

CASH END OF YEAR                                  $   36,906      $  262,376      $  255,621
                                                  ==========      ==========      ==========













                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)






                                 SHARES        AMOUNT         CAPITAL          DEFICIT          TOTAL
                               ---------      --------      -----------      -----------      ---------
BALANCE AT                     2,953,941      $ 29,539      $16,274,154     ($16,080,127)     $ 223,566
   September 30, 1998

Net profit for the year                                                      $     7,136      $   7,136
                               ------------------------------------------------------------------------
BALANCE AT
   September 30, 1999          2,953,941      $ 29,539      $16,274,154     ($16,072,991)     $ 230,702

Net profit for the year                                                      $    14,175      $  14,175
                               ------------------------------------------------------------------------
BALANCE AT
   September 30, 2000          2,953,941      $ 29,539      $16,274,154     ($16,058,816)     $ 244,877

Liquidating dividend                                        $  (229,181)                      $(229,181)

Net profit for the year                                                      $    (5,451)     $  (5,451)
                               ------------------------------------------------------------------------
BALANCE AT
   September 30, 2001          2,953,941      $ 29,539      $16,044,973     ($16,064,267)     $  10,245
                               ========================================================================

























                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The September 30, 2001, 2000 and 1999, financial statements are "unaudited" and include a reserve for administration expenses.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment: During 1997, the Company disposed of all remaining property and equipment.

Profit (Loss) Per Share: Profit (Loss) per share is computed by dividing the net profit (loss) for the period by the weighted average number of shares of Common Stock. Outstanding stock options and warrants are not included in the loss per share calculations as they are anti-dilutive.

NOTE C - REVOLVING CREDIT LINE

         The Company had a revolving credit line with Norwood Venture Corp. The revolving credit line secured by all assets was called by Norwood during the third fiscal quarter of 1993, because the Company was in default on its borrowing conditions. As part of the dissolution process, the Company was able to repay the secured lender, Norwood, as of September 30, 1993.

NOTE D - COMMON STOCK

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

         As a condition to amendments to Norwood's revolving credit line on March 29, 1991, and March 19, 1992, the Company granted additional warrants to purchase an additional 400,000 shares of the Company's Common Stock at $0.50 per share to Norwood. When the Company defaulted on the Norwood loan on 1993, the Warrant price was automatically reduced to $0.01 per share. Norwood exercised its rights to the warrants in January 1995 and purchased 957,877 shares of common stock.


NOTE E - STOCK OPTIONS AND WARRANTS

         Edward F. Mackay has a warrant, expiring 7/26/03 to purchase 200,000 common shares at $0.10 per share.


NOTE F - MAJOR CUSTOMERS

         Not applicable.


NOTE G - INCOME TAXES

         Due to the change in ownership and plan of dissolution it is estimated that most of the Company's net operating loss carryforwards will not be utilized.


NOTE H - LEASES

         The Company's previously leased facility was vacated on September 16, 1993. The facility leases expired on March 31, 1993 and the Company extended the use of the space on a month-to-month basis through August 31, 1993.

         During fiscal 2001, 2000 and 1999, the Company obtained practically rent-free space for storage of its assets and operation of its business through voice mail, post office box, and facsimile machines.


NOTE I - CHANGE IN CONTROL OF THE COMPANY

         During the second fiscal quarter of 1993, Norwood Venture Corp., acquired all of the Company stock owned by Oxford Venture Fund Limited Partnership and Oxford Venture Fund II Limited Partnership placing Norwood in voting control of the majority of the outstanding common stock of the Company.


NOTE J - SIGNIFICANT EVENTS

         During 1991 and 1992 the Company entered into OEM sub-licensing agreements with three T-1 customers and during 1993 the Company entered into an OEM sub-licensing agreement with one T-1 customer. These agreements required the Company to transfer certain non-exclusive manufacturing, sales and technology rights to the OEMs. In exchange for the rights, the Company received sub-licensing fees, future royalties and development contract revenues. During 1997, 1996, and 1995, the Company recognized $8,000, $58,000, and $71,000 respectively in sub-licensing revenues from these agreements.

         In December 1993, the Company completed an Agreement to sell the majority of its assets to HT Communications.

         Based on the results of the Dissolution Plan the Company paid a partial liquidating dividend to shareholders in August, 2001.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                (Not Applicable)

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                (Not Applicable)

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

         Not Applicable.




                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         (a)   Directors of the Company
               ------------------------

                                    Principal Occupation
Name of Director       Age          and Business Experience
----------------       ---          ---------------------------

Mark R. Littell         50          President, Norwood Venture Corp., 1988
                                    a firm which manages venture capital
                                    funds. Mr. Littell is also a Director of Video Services Acquisition Corp.



         (b)   Executive Officers of the Company
               ---------------------------------

         The information required by this Item 10 regarding executive officers is included in this Report under Item 4A, "Executive Officers of the Registrant."

         (The remainder of this page has been intentionally left blank.)

ITEM 11. EXECUTIVE COMPENSATION

         (a)   Cash Compensation
               -----------------

         The following table provides information as to the compensation of the executive officers for services rendered in all capacities during the fiscal year ended September 30, 2001 and to all executive officers as a group.


Name of Individual              Capacities in                Cash
or Number in Group              Which Served                 Compensation
------------------              ------------                 ------------

Mark R. Littell                 Chief Executive Officer          $  0

All Executive Officers
as a Group (1 Person)                                            $  0


         (b)   Compensation  Pursuant to Plans

               (None)


         (c)   Director's Compensation

               Mr. Littell has waived his directors fees.


         (The remainder of this page has been intentionally left blank.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         (a)   Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

         The following table sets forth information pertaining to directors, executive officers and persons who, to the best of AST's knowledge owned beneficially more than five percent (5%) of the voting common stock of AST as of September 30, 2001.

                                                              SHARES OF COMMON
NAME OF                                                      STOCK  BENEFICIALLY
BENEFICIAL OWNER             AMOUNT       PERCENT OF CLASS       OWNED(1)(2)
----------------             ------       ----------------       -----------

Norwood Venture Corp.(6)   2,282,564(3)        77.27

Mark R. Littell(7)         2,282,564(4)        77.27

Edward F. Mackay             216,718(5)         6.87

All Directors and          2,499,282           79.24
Officers as a Group


(1) Shares not outstanding but beneficially owned by virtue of the right of an individual or entity to acquire them within sixty (60) days are treated as outstanding only when determining the amount and percentage owned by such individual or entity. Fractional shares have been rounded to the nearest whole share.

(2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares opposite the name of such person or group.

(3)      Consists of 2,282,564 shares owned by Norwood Venture Corp. (Norwood).

(4) Includes 2,282,564 shares owned by Norwood. Mr. Littell may be a beneficial owner of Norwood shares.

(5) Includes 200,000 shares Mr. Mackay has the right to acquire within sixty (60) days upon the exercise of options which expire on 7/26/03.

(6) Norwood Venture Corp. is located at 65 Norwood Avenue, Upper Montclair, N.J. 07043.

(7) Mr. Littell's business address is 65 Norwod Avenue, Upper Montclair, N.J. 07043.


         (b)   Changes in Control
               ------------------

               None



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


        (The remainder of this page has been intentionally left blank.)

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS  ON FORM 8-K

                                                                       PAGE
                                                                       ----
No.
---

(a)      1.   Financial Statements:
              Reference is made to the Index to
              Financial Data contained in this Report                   12

         2.   Financial Statement Schedules:
              Reference is made to the Index to
              Financial Data contained in this Report                   12

         3.   Reference is made to the Exhibit Index
              contained in this Report                               27-31


         A copy of any of the Exhibits listed or referred to in the Exhibit Index will be furnished at a reasonable cost to any person upon a written request for any such exhibit. Such requests should be sent to Applied Spectrum Technologies, Inc., c/o Norwood Venture Corp., 65 Norwood Avenue, Upper Montclair, N.J. 07043.

(b) Reports on form 8-K: None were filed during the fourth quarter of the fiscal year covered by this Report.

         (The remainder of this page has been intentionally left blank.)

ITEM 14.(A)3.EXHIBITS

         The following is a complete list of Exhibits filed or incorporated by reference as a part of this Report:


                       APPLIED SPECTRUM TECHNOOGIES, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001

ITEM
 NO.     DESCRIPTION                        METHOD OF FILING
----     -----------                        ----------------
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

3.2      By Laws of the Company             Incorporated by reference to Exhibit 3.2 to
                                            the Company's Registration Statement on
                                            Form S-1 (File No. 33-17959)

4.1      Specimen Form of the               Incorporated by reference to Exhibit 4.1 to
         Company's Common Stock             the Company's Registration Statement on
         Certificate.                       Form S-1 (File No. 33-17959)

4.2      Amended and Restated               Incorporated by reference to Exhibit 4.4 to
         Articles of Incorporation          the Company's Registration Statement on
         of the Company                     Form S-1 (File No. 33-17959)
         (See Exhibit 3.1).

4.3      By-laws of the Company             Incorporated by reference to Exhibit 4.5 to
         (see Exhibit 3.2).                 the Company's Registration Statement on
                                            Form S-1 (File No. 33-17959)

4.4      Agreement for 1987 Bridge          Incorporated by reference to Exhibit 4.6 to
         Financings, Conversion and         the Company's Registration Statement on
         Sale of Shares, dated              Form S-1 (File No. 33-17959)
         September 18, 1987 between
         the Company and certain
         shareholders.


ITEM
 NO.     DESCRIPTION                        METHOD OF FILING
----     -----------                        ----------------
4.5      Form of Convertible                Incorporated by reference to Exhibit 4.1 to
         Debentures issued pursuant         the Company's Registration Statement on
         to Agreement for 1987 Bridge       Form S-1 (File No. 33-17959)
         Financing, Conversion and
         Sales of  Shares.

4.6      Amended and Restated               Incorporated by reference to Exhibit 4.8 to
         Registration Agreement, dated      the Company's Registration Statement on
         April 11, 1985, between the        Form S-1 (File 33-17959)
         Company and certain
         shareholders.

4.7      Amendment dated October 28,        Incorporated by reference to Exhibit 4.10
         1987 to Agreement for 1987         to the Company's Registration Statement
         Bridge Financing Conversion        on Form S-1 (File No. 33-17959)
         and Sales of Shares.

10.1     Employment Agreement dated         Incorporated by reference to Exhibit 10.3
         December 12, 1985 between          to the Company's Registration Statement
         the Company and                    on Form S-1 (File No. 33-17959)
         Richard V. Palermo.

10.2     Exclusive License Agreement        Incorporated by reference to Exhibit 10.20
         dated July 16, 1986, between       to the Company's Registration Statement
         the Company and Morse              on Form S-1 (File No. 33-17959)
         Security Group, Inc.

10.3     License Agreement dated            Incorporated by reference to Exhibit 10.21
         January 30, 1986, between the      to the Company's Registration Statement
         Company and Databit, Inc.          on Form S-1(File No.33-17959)

10.4     Agreement dated April 11,          Incorporated by reference to Exhibit 10.22
         1986, between the Company          to the Company's Registration Statement
         and Databit, Inc., as amended.     on Form S-1 (File No. 33-17959)

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
                                            (File No. 0-16397)

ITEM
 NO.     DESCRIPTION                        METHOD OF FILING
----     -----------                        ----------------
10.7     Agreement dated March 30,          Incorporated by reference to Exhibit 10.30
         1998, between the Company          to the Company's Form 10-K for the
         and Digi-Voice Corporation.        period ending September 30, 1989
                                            (File No. 0-16397)

10.8     Agreement dated March 19,          Incorporated by reference to Exhibit 10.18
         1990, between the Company          to the Company's Form 10-K for the
         and Norwood Venture Corp.          period ending September 30, 1990
                                            (File No. 0-16397)

10.9     Applied Spectrum                   Incorporated by reference to Exhibit 10.19
         Technologies, Inc. 1990            to the Company's 1990 Stock Option Plan
         Stock Option Plan                  Form 10-K for the period ending
                                            September 30, 1990 (File No. 0-16397)

10.10    Agreement dated August 31,         Incorporated by reference to Exhibit 10.22
         1990, between the Company          to the Company's Form 10-K for the
         and Digi-Voice Corporation         period ending September 30, 1990
         amended.                           (File No. 0-16397)

10.11    Agreement dated December           Incorporated by reference to Exhibit 10.23
         14, 1990, between the              to the Company's Form 10-K for the
         Company and Norwood                period ending September 30, 1990
         Venture Corp. as amended.          (File No. 0-16397)

10.12    Agreement dated November           Incorporated by reference to Exhibit 10.17
         30, 1990, between the              to the Company's Form 10-K for the
         Company and Penril Corp.           period ending September 30, 1991
                                            (File No. 0-16397)

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

10.15    Amendment dated March 13,          Incorporated by reference to Exhibit 10.21
         1991, to Agreement dated           to the Company's Form 10-K for the
         August 30, 1989, between the       period ending September 30, 1991
         Company and Digi-Voice Corp.       (File No. 0-16397)

ITEM
 NO.     DESCRIPTION                        METHOD OF FILING
----     -----------                        ----------------
10.16    Amendment dated March 29,          Incorporated by reference to Exhibit 10.22
         1991, to the Agreement dated       to the Company's Form 10-K for the
         March 19, 1990 between the         period ending September 30, 1991
         Company and Norwood                (File No. 0-16397)
         Venture Corp.

10.17    Employment Agreement dated         Incorporated by reference to Exhibit 10.24
         April 25, 191 between the          to the Company's Form 10-K for the
         Company and Edward Mackay.         period ending September 30, 1991
                                            (File No. 0-16397)

10.18    Amendment dated March 19,          Incorporated by reference to Exhibit 10.27
         1992, to the Agreement dated       to the Company's Form 10-K for the
         March 19, 1990 between the         period ending September 30, 1992
         Company and Norwood                (File No. 0-16397)
         Venture Corp.

10.19    Agreement dated June 30,           Incorporated by reference to Exhibit 10.30
         1992, between the Company          to the Company's Form 10-K for the
         and Data-Products of New           period ending September 30, 1992
         England, Inc.                      (File No.0-16397)

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

10.22    Agreement dated December 1,        Incorporated by reference to Exhibit 10.22
         1993, between the Company          to the Company's Form 10-K for the
         and HT Communications, Inc.        period ending September 30, 1993
                                            (File No. 0-16397)

10.23    Amendment to Employment            Incorporated by reference to Exhibit 10.23
         Agreement dated July 14, 1993,     to the Company's Form 10-K for the
         between the Company and            period ending September 30, 1994
         Edward Mackay.                     (File No. 0-16397)

ITEM
 NO.     DESCRIPTION                        METHOD OF FILING
----     -----------                        ----------------
10.24    Agreement dated April 11,          Incorporated by reference to Exhibit 10.24
         1995, between the Company          to the Company's Form 10-K for the
         and HT Communications, Inc.        period ending September 30, 1995
                                            (File No. 0-16397)

10.25    Amendment dated April 28,          Incorporated by reference to Exhibit 10.25
         1995, to Agreement date            to the Company's Form 10-K for the
         August 30, 1989, between the       period ending September 30, 1995
         Company and Digi-Voice             (File No. 0-16397)
         Corporation.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  2/28/02                     APPLIED SPECTRUM TECHNOLOGIES, INC.


                                    By /s/ Mark R. Littell
                                       -----------------------------------
                                       Mark R. Littell
                                       Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:


Dated:  2/28/02                     By /s/ Mark R. Littell
                                       -----------------------------------
                                       Mark R.Littell
                                       Chief Executive Officer


Dated:  2/28/02                     By /s/ Mark R. Littell
                                       -----------------------------------
                                       Mark R. Littell
                                       Director