Form 10-Q
period 2001-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-07-11
CIK 705868

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended December 31, 2001             Commission File Number 0-16397


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                     41-1419457
            ---------                                     ----------
(State or other jurisdiction of               IRS Employer Identification Number
 incorporation or organization)

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

                      ------------------------------------

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [_]


                      ------------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2002, was 2,953,941.

================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                       PAGE

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

                 Statements of Operations for the three                 3
                 months ended December 31, 2001 and 2000

                 Balance Sheets as of December 31, 2001                 4
                 and September 30, 2001

                 Statements of Cash Flows for the                       5
                 three months ended December 31, 2001 and 2000

                 Notes to Financial Statements -                        6
                 December 31, 2001

         Item 2. Management's Discussion and Analysis of                7
         -----------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Part II. Other Information                                              8

Signature                                                               9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)




                                                       THREE MONTHS ENDED
                                                           DECEMBER 31
                                                  ----------------------------
                                                      2001             2000
                                                  -----------      -----------
REVENUES
Net sales                                         $      --        $      --
Sublicensing revenues                                    --               --
     Total revenues                                      --               --

Cost of product sold                                     --               --
                                                  -----------      -----------
     Gross profit                                        --               --

General and administrative expense                        130            5,542
                                                  -----------      -----------
Operating profit (loss)                                  (130)          (5,542)

  Interest expense                                       --               --
  Interest income                                         192            3,925
  Other income (expense)                                 --               --
                                                  -----------      -----------
     Net profit (loss)                            $        62      $    (1,617)

Net profit (loss) per share                       $      0.00      $      0.00

Weighted average number of shares outstanding       2,953,941        2,953,941




See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                DECEMBER 31,      SEPTEMBER 30,
                                                    2001              2001
                                                    ----              ----
ASSETS

CURRENT ASSETS
    Cash                                        $     36,968      $     36,906
    Other                                               --                --

                 Total current assets                 36,968            36,906

PROPERTY AND EQUIPMENT
    Equipment at fair market value                      --                --
                                                ------------      ------------
                                                $     36,968      $     36,906


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $      8,035      $      8,035
    Other accrued expenses                            18,626            18,626
                                                ------------      ------------
                  Total current liabilities     $     26,661      $     26,661


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                       29,539            29,539
    Additional paid-in capital                    16,044,973        16,044,973
    Accumulated deficit                          (16,064,205)      (16,064,267)
                                                ------------      ------------


                                                      10,307            10,245
                                                ------------      ------------
                                                $     36,968      $     36,906
                                                ============      ============

                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                  DECEMBER 31
                                           -----------------------
OPERATING ACTIVITIES                          2001          2002
                                           ---------     ---------

    Net profit (loss)                      $      62     $  (1,617)
    Net cash flow from (used for)
    working capital                             --            --

    Net cash from operating activities            62        (1,617)

INVESTING ACTIVITIES                            --            --
    Net cash from investing activities          --            --
                                           ---------     ---------
                                                --            --

FINANCING ACTIVITIES
    Proceeds from issuance of stock             --            --
                                           ---------     ---------

    Net cash from financing activities          --            --

INCREASE (DECREASE) IN CASH                       62        (1,617)

    Cash beginning of period                  36,906       262,376
                                           ---------     ---------

CASH END OF PERIOD                         $  36,968     $ 260,759
                                           =========     =========




See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A--  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

NOTE B-- WEIGHTED AVERAGE SHARES

Weighted average number of shares includes shares of common stock outstanding during the period. Outstanding stock options and warrants are not included in the loss per share calculations as they are considered anti-dilutive.

NOTE C-- SIGNIFICANT EVENTS

At a Special Shareholders' Meeting on November 17, 2000, the Shareholders revoked the Plan of Dissolution. In August, 2001 a liquidating dividend of approximately $229,000 was paid pro-rata to shareholders.

NOTE D-- OWNERSHIP

On January 20, 1995, Norwood Venture Corp. (Norwood), the Company's major shareholder, exercised warrants to 957,877 shares of common stock at a price of $.01 per share. Following the exercise, Norwood owned 2,282,564 shares or 77.27% of the Company.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
-------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the period.

Expenses
--------

General and Administrative expenses of $130 during the period were for accounting services.

Interest Income
---------------

Interest income of $192 in the period was earned on cash balances. Interest income of $3,925 in 2000 was earned on higher cash balances that were subsequently reduced by the liquidating divident of $229,000, paid in August, 2001.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was virtually unchanged during the period.

Part II. Other Information

None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended December 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  July 1, 2002                                  /s/ Mark R. Littell
                                                    ----------------------------
                                                    Mark R. Littell
                                                    Chief Executive Officer



                                                     /s/ Mark R. Littell
                                                    ----------------------------
                                                    Mark R. Littell
                                                    Director