Form 10-Q
period 2002-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-07-11
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended March 31, 2002                  Commission File Number 0-16397



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

                          ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No  [ ]

                          ---------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2002, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

                   Statements of Operations for the three and six             3
                   months ended March 31, 2002 and 2001

                   Balance Sheets as of March 31, 2002                        4
                   and September 30, 2001

                   Statements of Cash Flows for the                           5
                   six months ended March 31, 2002 and 2001

                   Notes to Financial Statements -                            6
                   March 31, 2002

         Item 2. Management's Discussion and Analysis of                      7
         -----------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            MARCH 31                        MARCH 31
                                ----------------------------      ----------------------------
                                    2002             2001             2002            2001
                                -----------      -----------      -----------      -----------

REVENUES
Net sales                       $      --        $      --        $      --        $      --
Sublicensing revenues                  --               --               --               --
     Total revenues                    --               --               --               --

Cost of product sold                   --               --               --               --
                                -----------      -----------      -----------      -----------
     Gross profit                      --               --               --               --

General and administrative            1,337            6,501            1,467           12,043
  expense                              --               --               --               --
Operating profit (loss)              (1,337)          (6,501)          (1,467)         (12,043)

  Interest expense                     --               --               --               --
  Interest income                       127            3,204              319            7,129
  Other income (expense)               --               --               --               --
                                -----------      -----------      -----------      -----------
     Net profit (loss)          $    (1,210)     $    (3,297)     $    (1,148)     $    (4,914)

Net profit (loss) per share     $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)

Weighted average number of
shares outstanding                2,953,941        2,953,941        2,953,941        2,953,941

                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    MARCH 31,     SEPTEMBER 30,
                                                      2002            2001
                                                  ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                          $     35,758    $     36,906
    Other                                                  ---             ---
                                                  ------------    ------------
                 Total current assets                   35,758          36,906

PROPERTY AND EQUIPMENT
    Equipment at fair market value                         ---             ---
                                                  ------------    ------------
                                                  $     35,758    $     36,906

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                              $      8,035    $      8,035
    Other accrued expenses                              18,626          18,626
                                                  ------------    ------------
                 Total current liabilities        $     26,661    $     26,661


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                         29,539          29,539
    Additional paid-in capital                      16,044,973      16,044,973
    Accumulated deficit                            (16,065,415)    (16,064,267)
                                                  ------------    ------------
                                                         9,097          10,245
                                                  ------------    ------------
                                                  $     35,758    $     36,906


                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31
                                                  ----------------------------
OPERATING ACTIVITIES                                  2002            2001
                                                  ------------    ------------
    Net profit (loss)                             $     (1,148)   $     (4,914)
    Net cash flow from (used for)
    working capital                                        ---             ---

    Net cash from operating activities                  (1,148)         (4,914)
                                                  ------------    ------------
INVESTING ACTIVITIES                                       ---             ---
    Net cash from investing activities                     ---             ---
                                                  ------------    ------------
                                                           ---             ---

FINANCING ACTIVITIES
    Proceeds from issuance of stock                        ---             ---
                                                  ------------    ------------

    Net cash from financing activities                     ---             ---

INCREASE (DECREASE) IN CASH                             (1,148)         (4,914)

    Cash beginning of period                            36,906         262,376
                                                  ------------    ------------

CASH END OF PERIOD                                $     35,758    $    257,462
                                                  ------------    ------------


                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

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

NOTE B -- WEIGHTED AVERAGE SHARES

Weighted average number of shares includes shares of common stock outstanding during the period. Outstanding stock options and warrants are not included in the loss per share calculations as they are considered anti-dilutive.

NOTE C -- SIGNIFICANT EVENTS

At a Special Shareholders' Meeting on November 17, 2000, the Shareholders revoked the Plan of Dissolution. In August, 2001 a liquidating dividend of approximately $229,000 was paid pro-rata to shareholders.

NOTE D -- OWNERSHIP

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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------

Revenues
--------
The Company was inactive and had no sales revenue during the periods.

Expenses
--------
General and Administrative expenses of $1,337 and $1,467 for the three and six month periods, respectively, were for accounting and legal services.

Interest Income
---------------
Interest income of $127 and $319 for the three and six month periods, respectively, was lower than the year earlier accounts due to the liquidity dividend of $229,000 paid in August, 2001.

Capital Resources and Liquidity
-------------------------------
The Company's cash position was virtually unchanged during the period.

Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


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