Form 10-Q
period 2000-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-08-28
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934

                       ----------------------------------

For Quarter Ended December 31, 2000               Commission File Number 0-16397

                       ----------------------------------

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

                       ----------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

                       ----------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2001, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX
                                                                            PAGE
                                                                            ----
Part I. Financial Information

           Item 1. Financial Statements (Unaudited)
           ----------------------------
                   Statements of Operations for the three                     3
                   months ended December 31, 2000 and 1999

                   Balance Sheets as of December 31, 2000                     4
                   and September 30, 2000

                   Statements of Cash Flows for the                           5
                   three months ended December 31, 2000 and 1999

                   Notes to Financial Statements -                            6
                   December 31, 2000

           Item 2. Management's Discussion and Analysis of                    7
           -----------------------------------------------
                   Financial Condition and Results of Operations
                   ---------------------------------------------

Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED
                                                    DECEMBER 31
                                           ----------------------------
                                               2000            1999

REVENUES
Net sales                                  $       --      $       --
Sublicensing revenues                              --              --
     Total revenues                                --              --

Cost of product sold                               --              --
                                           ------------    ------------
     Gross profit                                  --              --

General and administrative expense                5,542             (10)
                                           ------------    ------------
Operating profit (loss)                          (5,542)             10

  Interest expense                                 --              --
  Interest income                                 3,925           3,146
  Other income (expense)                           --              --
                                           ------------    ------------
     Net profit (loss)                     $     (1,617)   $      3,156

Net profit (loss) per share                $      (0.00)   $       0.00

Weighted average number of shares
  outstanding                                 2,953,941       2,953,941


                       See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                           DECEMBER 31,    SEPTEMBER 30,
                                               2001            2001
                                           ------------    ------------
ASSETS

CURRENT ASSETS
  Cash                                     $    260,759    $    262,376
  Other                                            --              --

    Total current assets                        260,759         262,376

PROPERTY AND EQUIPMENT
  Equipment at fair market value                   --              --
                                           ------------    ------------
                                           $    260,759    $    262,376


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $        534    $        534
  Other accrued expenses                         16,965          16,965
                                           ------------    ------------
    Total current liabilities              $     17,499    $     17,499


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share
  authorized 10,000,000 shares, issued
  and outstanding - 2,953,941                    29,539          29,539
  Additional paid-in capital                 16,274,154      16,274,154
  Accumulated deficit                       (16,060,433)    (16,058,816)
                                           ------------    ------------
                                                243,260         244,877
                                           ------------    ------------
                                           $    260,759    $    262,376

                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                    DECEMBER 31
                                           ----------------------------
OPERATING ACTIVITIES                           2000            1999
                                           ------------    ------------

  Net profit (loss)                        $     (1,617)   $      3,156
  Net cash flow from (used for)
  working capital                                  --              --

  Net cash from operating activities             (1,617)          3,156

INVESTING ACTIVITIES                               --              --
  Net cash from investing activities               --              --
                                           ------------    ------------
                                                   --              --
FINANCING ACTIVITIES
  Proceeds from issuance of stock                  --              --
                                           ------------    ------------
  Net cash from financing activities               --              --

INCREASE (DECREASE) IN CASH                      (1,617)          3,156

  Cash beginning of period                      262,376         255,021
                                           ------------    ------------

CASH END OF PERIOD                         $    260,759    $    258,777
                                           ------------    ------------

                       See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

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

NOTE D - OWNERSHIP

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


OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES
--------
The Company was inactive and had no sales revenue during the period.

EXPENSES
--------
General and Administrative expenses of $5,542 during the period were for accounting services.

INTEREST INCOME
---------------
Interest income of $3,925 in 2000 was earned on cash balances that were subsequently reduced by the liquidating divident of $229,000, paid in August, 2001.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
The Company's cash position was virtually unchanged during the period.

Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  August 20, 2002                      /s/ Mark R. Littell
                                           ----------------------------
                                           Mark R. Littell
                                           Chief Executive Officer



                                            /s/ Mark R. Littell
                                           ----------------------------
                                           Mark R. Littell
                                           Director