Form 10-Q
period 2001-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-08-28
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934

                       -----------------------------------

For Quarter Ended March 31, 2001                  Commission File Number 0-16397

                       -----------------------------------

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

                       -----------------------------------

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

                       -----------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2001, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                         PAGE

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

                 Statements of Operations for the three and six           3
                 months ended March 31, 2001 and 2000

                 Balance Sheets as of March 31, 2001                      4
                 and September 30, 2000

                 Statements of Cash Flows for the                         5
                 six months ended March 31, 2001 and 2000

                 Notes to Financial Statements -                          6
                 March 31, 2001

         Item 2. Management's Discussion and Analysis of                  7
         -----------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Part II. Other Information                                                8

Signature                                                                 9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                      MARCH 31                               MARCH 31
                                          -------------------------------         -------------------------------
                                              2001                2000                2001                2000
                                          -----------         -----------         -----------         -----------
REVENUES
Net sales                                 $      --           $      --           $      --           $      --
Sublicensing revenues                            --                  --                  --                  --
     Total revenues                              --                  --                  --                  --

Cost of product sold                             --                  --                  --                  --
                                          -----------         -----------         -----------         -----------
     Gross profit                                --                  --                  --                  --

General and administrative expense              6,501                 619              12,043                 609
                                          -----------         -----------         -----------         -----------
Operating profit (loss)                        (6,501)               (619)            (12,043)               (609)

  Interest expense                               --                  --                  --                  --
  Interest income                               3,204               3,338               7,129               6,484
  Other income                                   --                  --                  --                  --
  (expense)
                                          -----------         -----------         -----------         -----------
     Net profit (loss)                    ($    3,297)        $     2,719         ($    4,914)        $     5,875

Net profit (loss) per share               ($     0.00)        $      0.00         ($     0.00)        $      0.00

Weighted average number of shares           2,953,941           2,953,941           2,953,941           2,953,941
outstanding




See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                 MARCH 31,      SEPTEMBER 30,
                                                   2001             2000
                                               ------------     ------------

ASSETS

CURRENT ASSETS
    Cash                                       $    257,462     $    262,376
    Other                                              --               --

                                               ------------     ------------
                 Total current assets               257,462          262,376

PROPERTY AND EQUIPMENT
    Equipment at fair market value                     --               --
                                               ------------     ------------
                                               $    257,462     $    262,376


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                           $        534     $        534
    Other accrued expenses                           16,965           16,965
                                               ------------     ------------
                  Total current liabilities    $     17,499     $     17,499


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                      29,539           29,539
    Additional paid-in capital                   16,274,154       16,274,154
    Accumulated deficit                         (16,063,730)     (16,058,816)
                                               ------------     ------------


                                                    239,963          244,877
                                               ------------     ------------

                                               $    257,462     $    262,376

             See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   SIX MONTHS ENDED
                                                        MARCH 31
                                              ---------------------------
OPERATING ACTIVITIES                            2001              2000
                                              ---------         ---------

    Net profit (loss)                         ($  4,914)        $   5,875
    Net cash flow from (used for)
    working capital                                --                --

    Net cash from operating activities           (4,914)            5,875
                                              ---------         ---------
INVESTING ACTIVITIES                               --                --
    Net cash from investing activities             --                --
                                              ---------         ---------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                --                --
                                              ---------         ---------

    Net cash from financing activities             --                --

INCREASE (DECREASE) IN CASH                      (4,914)            5,875

    Cash beginning of period                    262,376           255,621
                                              ---------         ---------

CASH END OF PERIOD                            $ 257,462         $ 261,496
                                              ---------         ---------





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

Expenses
--------

General and Administrative expenses of $6,501 and $12,043 for the three and six month periods, respectively, were for accounting and legal services.

Interest Income
---------------

Interest income of $3,204 and $7,129 for the three and six month periods, respectively, was earned on cash balances.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was virtually unchanged during the period.

Part II. Other Information

None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APPLIED SPECTRUM TECHNOLOGIES, INC.


                                                   /s/ Mark R. Littell
Date:  August 20, 2002                             ----------------------------
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