Form 10-Q
period 2001-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-08-28
CIK 705868

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

                       ----------------------------------

For Quarter Ended June 30, 2001                   Commission File Number 0-16397

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

                                Yes [X]   No [ ]

                       ----------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 2001, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX
                                                                            PAGE
                                                                            ----
Part I. Financial Information

           Item 1. Financial Statements (Unaudited)
           ----------------------------

                   Statements of Operations for the three and nine            3
                   months ended June 30, 2001 and 2000

                   Balance Sheets as of June 30, 2001                         4
                   and September 30, 2000

                   Statements of Cash Flows for the                           5
                   nine months ended June 30, 2001 and 2000

                   Notes to Financial Statements -                            6
                   June 30, 2001

           Item 2. Management's Discussion and Analysis of                    7
           -----------------------------------------------
                   Financial Condition and Results of Operations
                   ---------------------------------------------

Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                       JUNE 30                       JUNE 30
                              --------------------------    --------------------------
                                  2001           2000           2001           2000
REVENUES
Net sales                     $      --      $      --      $      --      $      --
Sublicensing revenues                --             --             --             --
     Total revenues                  --             --             --             --

Cost of product sold                 --             --             --             --
                              -----------    -----------    -----------    -----------
     Gross profit                    --             --             --             --

General and administrative          1,931              0         13,974            609
                              -----------    -----------    -----------    -----------
expense
Operating profit (loss)            (1,931)            (0)       (13,974)          (609)

  Interest expense                   --             --             --             --
  Interest income                   1,735          3,710          8,864         10,193
  Other income                       --             --             --             --
  (expense)
                              -----------    -----------    -----------    -----------
     Net profit (loss)        ($      196)   $     3,710    ($    5,110)   $     9,584

Net profit (loss) per share   ($     0.00)   $      0.00    ($     0.00)   $      0.00

Weighted average number of
shares outstanding              2,953,941      2,953,941      2,953,941      2,953,941

                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                               JUNE 30,     SEPTEMBER 30,
                                                 2001           2000
                                             -----------    -----------
ASSETS

CURRENT ASSETS
  Cash                                       $   257,266        262,376
                                             -----------    -----------
    Total current assets                         257,266        262,376

PROPERTY AND EQUIPMENT
  Equipment at fair market value                    --             --
                                             -----------    -----------
                                             $   257,266    $   262,376

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $       534    $       534
  Other accrued expenses                          16,965        16,965
                                             -----------    -----------
    Total current liabilities                $    17,499    $    17,499


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share
  authorized 10,000,000 shares, issued
  and outstanding - 2,953,941                     29,539         29,539
  Additional paid-in capital                  16,274,154     16,274,154
  Accumulated deficit                        (16,063,926)   (16,058,816)
                                             -----------    -----------

                                                 239,767        244,877
                                             -----------    -----------
                                             $   257,266    $   262,376

                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED
                                                      JUNE 30
                                             --------------------------
OPERATING ACTIVITIES                             2001           2000
                                             -----------    -----------

    Net profit (loss)                        $    (5,110)   $     9,584
    Net cash flow from (used for)
    working capital                                 --             --

    Net cash from operating activities            (5,110)         9,584
                                             -----------    -----------
INVESTING ACTIVITIES                                --             --
    Net cash from investing activities              --             --
                                             -----------    -----------
                                                    --             --

FINANCING ACTIVITIES
    Proceeds from issuance of stock                 --             --
                                             -----------    -----------

    Net cash from financing activities              --             --

INCREASE (DECREASE) IN CASH                       (5,110)         9,584

    Cash beginning of period                     262,376        255,621
                                             -----------    -----------

CASH END OF PERIOD                           $   257,266    $   265,205
                                             -----------    -----------

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



OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001

REVENUES
--------
The Company was inactive and had no sales revenue during the periods.

EXPENSES
--------
General and Administrative expenses of $1,931 and $13,974 for the three and nine month periods, respectively, were for accounting and legal services.

INTEREST INCOME
---------------
Interest income of $1,735 and $8,864 for the three and nine month periods, respectively, was earned on cash balances.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
The Company's cash position was virtually unchanged during the period.

Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


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