Form 10-Q
period 2002-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-08-28
CIK 705868

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

                       ----------------------------------

For Quarter Ended June 30, 2002                   Commission File Number 0-16397

                       ----------------------------------

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                     41-1419457
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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I.  Financial Information

           Item 1. Financial Statements (Unaudited)
           ----------------------------
                   Statements of Operations for the three and nine            3
                   months ended June 30, 2002 and 2001

                   Balance Sheets as of  June 30, 2002                        4
                   and September 30, 2001

                   Statements of Cash Flows for the                           5
                   nine months ended June 30, 2002 and 2001

                   Notes to Financial Statements -                            6
                   June 30, 2002

           Item 2. Management's Discussion and Analysis of                    7
           -----------------------------------------------
                   Financial Condition and Results of Operations
                   ---------------------------------------------

Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                       JUNE 30                        JUNE 30
                              --------------------------    --------------------------
                                  2002           2001           2002           2001
REVENUES
Net sales                     $      --      $      --      $      --      $      --
Sublicensing revenues                --             --             --             --
     Total revenues                  --             --             --             --

Cost of product sold                 --             --             --             --
                              -----------    -----------    -----------    -----------
     Gross profit                    --             --             --             --

General and administrative            761          1,931          2,228         13,974
                              -----------    -----------    -----------    -----------
expense
Operating profit (loss)              (761)        (1,931)        (2,228)       (13,974)

  Interest expense                   --             --             --             --
  Interest income                     113          1,735            432          8,864
  Other income (expense)             --             --             --             --
                              -----------    -----------    -----------    -----------
     Net profit (loss)        $      (648)   $      (196)   $    (1,796)   $    (5,110)

Net profit (loss) per share   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)

Weighted average number of
shares outstanding              2,953,941      2,953,941      2,953,941      2,953,941


                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                             JUNE 30,      SEPTEMBER 30,
                                               2002            2001
                                           ------------    ------------
ASSETS

CURRENT ASSETS
  Cash                                     $     35,110    $     36,906
  Other                                            --              --
                                           ------------    ------------
    Total current assets                         35,110          36,906

PROPERTY AND EQUIPMENT
  Equipment at fair market value                   --              --
                                           ------------    ------------
                                           $     35,110    $     36,906

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                         $      8,035    $      8,035
  Other accrued expenses                         18,626          18,626
                                           ------------    ------------
    Total current liabilities              $     26,661    $     26,661

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share
  authorized 10,000,000 shares, issued
  and outstanding - 2,953,941                    29,539          29,539
  Additional paid-in capital                 16,044,973      16,044,973
  Accumulated deficit                       (16,066,063)    (16,064,267)
                                           ------------    ------------
                                                  8,449          10,245
                                           ------------    ------------
                                           $     35,110    $     36,906


                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED
                                                     JUNE 30
                                           ----------------------------
OPERATING ACTIVITIES                           2002            2001
                                           ------------    ------------

  Net profit (loss)                        $     (1,796)   $     (5,110)
  Net cash flow from (used for)
    working capital                                --              --

  Net cash from operating activities             (1,796)         (5,110)
                                           ------------    ------------
INVESTING ACTIVITIES                               --              --
  Net cash from investing activities               --              --
                                           ------------    ------------
                                                   --              --

FINANCING ACTIVITIES
  Proceeds from issuance of stock                  --              --
                                           ------------    ------------

  Net cash from financing activities               --              --

INCREASE (DECREASE) IN CASH                      (1,796)         (5,110)

  Cash beginning of period                       36,906         262,376
                                           ------------    ------------

CASH END OF PERIOD                         $     35,110    $    257,266
                                           ------------    ------------

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


OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002

REVENUES
--------
The Company was inactive and had no sales revenue during the periods.

EXPENSES
--------
General and Administrative expenses of $761 and $2,228 for the three and nine month periods, respectively, were for accounting and legal services.

INTEREST INCOME
---------------
Interest income of $113 and $432 for the three and six month periods, respectively, was lower than the year earlier accounts due to the liquidity dividend of $229,000 paid in August, 2001.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------
The Company's cash position was virtually unchanged during the period.

Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


                                           APPLIED SPECTRUM TECHNOLOGIES, INC.




Date:  August 19, 2002                      /s/ Mark R. Littell
                                           ----------------------------
                                           Mark R. Littell
                                           Chief Executive Officer


                                            /s/ Mark R. Littell
                                           ----------------------------
                                           Mark R. Littell
                                           Director