Form 10-K
period 2002-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2002-12-02
CIK 705868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              --------------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              --------------------

For the Fiscal Year Ended                            Commission File Number
  September 30, 2002                                        0-16397




                       APPLIED SPECTRUM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Minnesota                                       41-1419457
(State of Incorporation)                   (IRS Employer Identification Number)

                            c/o Norwood Venture Corp.
                                65 Norwood Avenue
                            Upper Montclair, NJ 07043

                          Registrant's Telephone Number
                               Including Area Code
                                 (973) 783-1117

                              --------------------

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

     Yes  X        No

     As of November 30, 2002, 2,953,941 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date excluding shares owned beneficially by officers and directors, is estimated to be $6,761.

================================================================================

                                     PART I



ITEM 1.  BUSINESS

     (a) General Development of Business.

     During fiscal 1994 Applied Spectrum Technologies, Inc. began implementing a plan of voluntary dissolution pursuant to Minn. Statute #302A.721 that was approved by its shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under the Company's Plan of Dissolution most of its assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995 most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996 the Company continued to collect license fees and payments on one equipment lease. The results of the plan of dissolution were successful and all liabilities and expenses were either paid or are covered in reserves. On November 17, 2000 a Special Meeting of the shareholders of AST was held at which time the Plan of Dissolution was revoked. Pursuant to the proposal for revocation, a liquidating dividend of approximately $229,000 was paid pro-rata to shareholders in August, 2001.

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

BACKLOG

     At September 30, 2002 and 2001, the Company's backlog of orders was zero.

GOVERNMENT REGULATION

     Communications equipment is subject to federal regulations which require that they be tested and then approved or certified by the Federal Communications Commission (the "FCC") prior to their use, sale, lease or distribution. When required or appropriate, the Company's products were tested and approved by the FCC and were authorized for distribution.

EMPLOYEES

     As September 30, 2002, the Company had no employees.

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


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


                                Year First
                                Elected or
Name                Age         Appointed         Position Currently Held
----                ---         ---------         -----------------------
Mark R. Littell     51            1998            Chief Executive Officer


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

     As of October 1, 2002, there were approximately 792 holders of record of the Company's common stock.

     Other than the liquidating dividend paid in August, 2001, the Company has never declared or paid cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                          SUMMARY FINANCIAL INFORMATION
                                   (THOUSANDS)

                                                 FOR THE FIVE YEARS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------
Statements of Operations Data:        2002          2001          2000          1999          1998
-----------------------------       --------      --------      --------      --------      --------
Net Sales                           $     --      $     --      $     --      $     --      $     --
Sublicensing revenues                     --            --            --            --            --
                                    --------      --------      --------      --------      --------

  Total Revenues                    $     --      $     --      $     --      $     --      $     --

Operating profit (loss)             $     (4)     $    (16)     $     --      $     --      $     --
Other income (expense)                     1            11            14            11            12
                                    --------      --------      --------      --------      --------
Net Profit loss                           (3)           (5)           14             7            12

Net Profit (loss) per share         $     --      $     --      $     --      $     --      $     --

Weighted average number of
shares outstanding                     2,954         2,954         2,954         2,954         2,954

Balance Sheets Data:

Cash and short-term investments     $     33      $     37      $    262      $    255      $    248
Working capital                     $      7      $     10      $    245      $    227      $    220
Total assets                        $     33      $     37      $    262      $    255      $    248
Long-term liabilities                     --            --            --            --            --
Shareholders' equity                $      7      $     10      $    245      $    227      $    220


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

FINANCIAL INFORMATION FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999, 2000
-------------------------------------------------------------------------
AND 2001
--------

Revenues
--------

Revenues in 2002, 2001 and 2000 were $0, as a result of the Dissolution Plan.

Cost of Product Sold
--------------------

There was no cost of products sold in 2002, 2001 and 2000 because of the Dissolution Plan.

Expenses
--------

General and administrative expenses in 2002, 2001 and 2000 related to the implementation of the Dissolution Plan and preserving the corporate shell.

Other Income/Expenses
---------------------

Other income in 2002, 2001 and 2000 consisted of interest income.

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

Through September 30, 2002 the Company had incurred net cumulative losses of $16,067,751.

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $515,000 between fiscal 1993 and 1999. As of September 30, 2002, the Company had cash of $33,000 and booked liabilities of $27,000. The net book value of the Company at September 30, 2001, was $6,700.

The Company's CFO and major shareholder voted to revoke the dissolution of AST and to retain the corporate shell for an unspecified time in hope that it has some additional future value for AST's shareholders. The Company paid a liquidating dividend to shareholders in August, 2001 of approximately $229,000. The Company estimates that $33,000 of undistributed cash, plus future interest income will be sufficient to cover the future carrying costs of the corporate shell.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             INDEX TO FINANCIAL DATA


FINANCIAL STATEMENTS                                                       PAGE
--------------------                                                       ----

         Statements of Operations  - Years ended                            13
         September 30, 2002, 2001, 2000

         Balance Sheets - September 30, 2002 and 2001                       14

         Statements of Cash Flows - Years ended                             15
         September 30, 2002, 2001, 2000

         Statements of Shareholders' Equity - Years ended                   16
         September 30, 2002, 2001, 2000

         Notes to Financial Statements                                   17-19



         The following data are included herein and should be read in conjunction with the financial statements referred to above.




FINANCIAL STATEMENTS SCHEDULES:
-------------------------------

         VIII  -   Valuation and Qualifying Accounts                        20

         X     -   Supplementary Income Statement Information               21


         All other schedules are omitted as the required information in inapplicable or the information is presented in the consolidated financial statements or related notes.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                   YEAR ENDED SEPTEMBER 30,
                                       ------------------------------------------------
                                           2002              2001              2000
                                       ------------      ------------      ------------
REVENUES:
   Net sales                           $          0      $          0      $          0
   Sublicensing revenues                          0                 0                 0
                                       ------------      ------------      ------------
     Total revenues                               0                 0                 0

Cost of product sold                             --                --                --
                                       ------------      ------------      ------------


Gross profit                                      0                 0                 0

General and administrative expense            4,025            16,208                 0
                                       ------------      ------------      ------------

Operating profit (loss)                      (4,025)          (16,208)                0
                                       ------------      ------------      ------------

Interest Income                                 541            10,757            14,175
Interest expense                                 --                --                --
                                       ------------      ------------      ------------

Net profit (loss)                      $     (3,484)     $     (5,451)     $     14,175

Net profit (loss) per share            $          0      $          0      $          0
                                       ============      ============      ============

Weighted average number of
  shares outstanding                      2,953,941         2,953,941         2,953,941







                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                  YEAR ENDED SEPTEMBER 30,
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------
ASSETS

CURRENT ASSETS
    Cash                                       $     33,422      $     36,906

    Other                                                --                --
                                               ------------      ------------

        Total current assets                         33,422            36,906

PROPERTY AND EQUIPMENT
    Equipment at fair market value                       --                --
                                               ------------      ------------

                                               $     33,422      $     36,906
                                               ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LAIBILITIES
    Accounts payable                           $      8,035      $      8,035
        Other accrued expenses                       18,626            18,626
                                               ------------      ------------

        Total current liabilities                    26,661            26,661

SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding 2,953,941                        29,539            29,539
    Additional paid-in-capital                   16,044,973        16,044,973
    Accumulated deficit                         (16,067,751)      (16,064,627)
                                               ------------      ------------

                                                      6,761            10,245
                                               ------------      ------------

                                               $     33,422      $     36,906
                                               ============      ============





                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                           YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------
                                                     2002            2001            2000
                                                  ----------      ----------      ----------
OPERATING ACTIVITIES
Net profit (loss)                                 $   (3,484)     $   (5,451)     $   14,175
    Net cash flow from (used for) changes in:
        Accounts receivable                               --              --              --
        Accounts payable                                  --           7,501             534
        Other current assets and liabilities              --           1,661           7,954
                                                  ----------      ----------      ----------
Net cash from (used for) operating activities         (3,484)          3,711           6,755


INVESTING ACTIVITIES
    Purchase of assets                                    --              --              --
                                                  ----------      ----------      ----------

    Net cash from investing activities                    --              --              --

FINANCING ACTIVITIES
    Liquidating Dividend                                  --        (229,181)             --
                                                  ----------      ----------      ----------

    Net cash from (used for) financing
    activities                                            --        (229,181)             --
                                                  ----------      ----------      ----------



INCREASE(DECREASE) IN CASH                            (3,484)       (225,470)          6,755

    Cash beginning of year                            36,906         262,376         255,621
                                                  ----------      ----------      ----------

CASH END OF YEAR                                  $   33,422      $   36,906      $  262,376
                                                  ==========      ==========      ==========



                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                    ADD'L
                                                                   PAID-IN
                               SHARES            AMOUNT            CAPITAL           DEFICIT            TOTAL
                            ------------      ------------      ------------      ------------      ------------
BALANCE AT                     2,953,941      $     29,539      $ 16,274,154      ($16,080,127)     $    223,566
  September 30, 1998

Net profit for the year                                                           $      7,136      $      7,136
                            ------------------------------------------------------------------------------------

BALANCE AT
  September 30, 1999           2,953,941      $     29,539      $ 16,274,154      ($16,072,991)     $    230,702

Net profit for the year                                                           $     14,175      $     14,175
                            ------------------------------------------------------------------------------------

BALANCE AT
  September 30, 2000           2,953,941      $     29,539      $ 16,274,154      ($16,058,816)     $    244,877

Liquidating dividend                                            $   (229,181)                       $   (229,181)

Net profit for the year                                                           $     (5,451)     $     (5.451)
                            ------------------------------------------------------------------------------------

BALANCE AT
  September 30, 2001           2,953,941      $     29,539      $ 16,044,973      ($16,064,267)     $     10,245

Net Profit for the Year                                                           $     (3,484)     $     (3,484)
                            ------------------------------------------------------------------------------------

BALANCE AT
  September 30, 2002           2,953,941      $     29,539      $ 16,044,973      ($16,067,751)     $      6,761






                        See notes to financial statements

                      APPLIED SPECTRUM TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The September 30, 2002, 2001 and 2000, financial statements are "unaudited" and include a reserve for administration expenses.


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

     During fiscal 2002, 2001 and 2000, the Company obtained practically rent-free space for storage of its assets and operation of its business through voice mail, post office box, and facsimile machines.


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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

         Not Applicable.





                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         (a)  Directors of the Company

                                          Principal
                                          Occupation
                                             and
      Director                             Business
Name of Director Since        Age         Experience
----------------------        ---         ----------
Mark R. Littell                51         President, Norwood Venture Corp., 1988
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

ITEM 11. EXECUTIVE COMPENSATION

         (a) Cash Compensation

         The following table provides information as to the compensation of the executive officers for services rendered in all capacities during the fiscal year ended September 30, 2002 and to all executive officers as a group.

Name of Individual           Capacities in                       Cash
or Number in Group           Which Served                        Compensation
------------------           ------------                        ------------
Mark R. Littell              Chief Executive Officer             $   0

All Executive Officers
as a Group (1 Person)                                            $   0


         (b) Compensation  Pursuant to Plans

         (None)


         (c) Director's Compensation

         Mr. Littell has waived his director's fees.






         (The remainder of this page has been intentionally left blank.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information pertaining to directors, executive officers and persons who, to the best of AST's knowledge owned beneficially more than five percent (5%) of the voting common stock of AST as of September 30, 2002.

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


         (b)   Changes in Control   None




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

ITEM 14.(A)3.EXHIBITS

         The following is a complete list of Exhibits filed or incorporated by reference as a part of this Report:


                       APPLIED SPECTRUM TECHNOOGIES, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002



ITEM NO.     DESCRIPTION                        METHOD OF FILING
--------     -----------                        ----------------

1.1     Forms of Underwriting        Incorporated by reference to Exhibit 1.1
        Agreement and Dealer         to the Company's Registration Statement on
        Agreement.                   Form S-1 (File No. 33-17959)

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

3.2     By Laws of the Company       Incorporated by reference to Exhibit  3.2
                                     to the Company's Registration Statement on Form S-1 (File No. 33-17959)

4.1     Specimen Form of the         Incorporated by reference to Exhibit 4.1
        Company's Common Stock       to the Company's Registration Statement on
        Certificate.                 Form S-1 (File No. 33-17959)

4.2     Amended and Restated         Incorporated by reference to Exhibit 4.4 to
        Articles of Incorporation    the Company's Registration Statement on
        of the Company)              Form S-1 (File No. 33-17959)
        See Exhibit 3.1).

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

ITEM NO.     DESCRIPTION                        METHOD OF FILING
--------     -----------                        ----------------

4.5     Form of Convertible          Incorporated by reference to Exhibit 4.1 to
        Debentures issued pursuant   the Company's Registration Statement on
        to Agreement for 1987        Form S-1 (File No. 33-17959)
        Bridge Financing, Conversion
        and Sales of Shares.

4.6     Amended and Restated         Incorporated by reference to Exhibit 4.8 to
        Registration Agreement,      the Company's Registration Statement on
        dated April 11, 1985,        Form S-1 (File 33-17959)
        between the Company and
        certain shareholders.

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

10.3    License Agreement dated      Incorporated by reference to Exhibit 10.21
        January 30, 1986, between    to the Company's Registration Statement
        the Company and Databit,     on Form S-1(File No.33-17959)
        Inc.

10.4    Agreement dated April 11,    Incorporated by reference to Exhibit 10.22
        1986, between the Company    to the Company's Registration Statement on
        and Databit, Inc., as        Form S-1 (File No. 33-17959)
        amended.

10.5    Amendment to Agreement with  Incorporated by reference to Exhibit 10.30
        Siemens Data Switching       to the Company's Form 10-K for the period
        Systems, Inc.                ending September 30, 1988
                                     (File No. 0-16397)

10.6    Form of Amendment to         Incorporated by reference to Exhibit 10.32
        Warrant Agreement dated      to the Company's Form 10-K for the
        December 18, 1987.           period ending September 30, 1988
                                     (File No. 0-16397)

ITEM NO.     DESCRIPTION                        METHOD OF FILING
--------     -----------                        ----------------

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

ITEM NO.     DESCRIPTION                        METHOD OF FILING
--------     -----------                        ----------------

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

10.23   Amendment to Employment      Incorporated by reference to Exhibit 10.23
        Agreement dated July 14,     to the Company's Form 10-K for the period
        1993, between the Company    ending September 30, 1994
        and Edward Mackay.           (File No. 0-16397)

ITEM NO.     DESCRIPTION                        METHOD OF FILING
--------     -----------                        ----------------

10.24   Agreement dated April 11,    Incorporated by reference to Exhibit 10.24
        1995, between the Company    to the Company's Form 10-K for the period
        and HT Communications, Inc.  ending September 30, 1995
                                     (File No. 0-16397)

10.25   Amendment dated April 28,    Incorporated by reference to Exhibit 10.25
        1995, to Agreement date      to the Company's Form 10-K for the period
        August 30, 1989, between     ending September 30, 1995
        the Company and Digi-Voice   (File No. 0-16397)
        Corporation.

11.1    Computation of per share     Incorporated by reference to Exhibit 11.1
        earnings.                    to the Company's Form 10-K for the period
                                     ending September 30, 1997
                                     (File No. 0-16397)

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  11/30/02                     APPLIED SPECTRUM TECHNOLOGIES, INC.


                                     By /s/ Mark R. Littell
                                        --------------------------------
                                        Mark R. Littell
                                        Chief Executive Officer



        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:


Dated:  11/30/02                     By /s/ Mark R. Littell
                                        --------------------------------
                                        Mark R.Littell
                                        Chief Executive Officer


Dated:  11/30/02                     By /s/ Mark R. Littell
                                        --------------------------------
                                        Mark R. Littell
                                        Director