Form 10-Q
period 2002-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2003-02-07
CIK 705868

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934

                                   ----------

For Quarter Ended December 31, 2002             Commission File Number 0-16397

                                   ----------

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)



            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]




The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2003, was 2,953,941.

================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

                 Statements of Operations for the three                      3
                 months ended December 31, 2002 and 2001

                 Balance Sheets as of December 31, 2002                      4
                 and September 30, 2002

                 Statements of Cash Flows for the                            5
                 three months ended December 31, 2002 and 2001

                 Notes to Financial Statements -                             6
                 December 31, 2002

         Item 2. Management's Discussion and Analysis of                     7
         -----------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Part II. Other Information                                                   8

Signature                                                                    9

Part 1. Financial Information


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended
                                                       December 31
                                            --------------------------------
                                                2002                 2001
                                            -----------          -----------
REVENUES
Net sales                                   $      --            $      --
Sublicensing revenues                              --                   --
     Total revenues                                --                   --

Cost of product sold                               --                   --
                                            -----------          -----------
     Gross profit                                  --                   --

General and administrative expense                 --                    130
                                            -----------          -----------
Operating profit (loss)                            --                   (130)

  Interest expense                                 --                   --
  Interest income                                    89                  192
  Other income (expense)                           --                   --
                                            -----------          -----------
     Net profit (loss)                      $        89          $        62

Net profit (loss) per share                 $      0.00          $      0.00

Weighted average number of shares             2,953,941            2,953,941
outstanding



See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                 December 31,    September 30,
                                                     2002            2002
                                                 ------------    ------------
ASSETS

CURRENT ASSETS
    Cash                                         $     30,881    $     33,422
    Other                                                --              --
                                                 ------------    ------------
                 Total current assets                  30,881          33,422

PROPERTY AND EQUIPMENT
    Equipment at fair market value                       --              --
                                                 ------------    ------------
                                                 $     30,881    $     33,422


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                             $      8,035    $      8,035
    Other accrued expenses                             15,996          18,626
                                                 ------------    ------------
                  Total current liabilities      $     24,031    $     26,661


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                        29,539          29,539
    Additional paid-in capital                     16,044,973      16,044,973
    Accumulated deficit                           (16,067,662)    (16,067,751)
                                                 ------------    ------------


                                                        6,850           6,761
                                                 ------------    ------------

                                                 $     30,881    $     33,422

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                        December 31
                                                ---------------------------
OPERATING ACTIVITIES                              2002               2001
                                                --------           --------

    Net profit (loss)                           $     89           $     62
    Net cash flow from (used for)
    working capital                               (2,630)              --
                                                --------           --------
    Net cash from operating activities            (2,541)                62

INVESTING ACTIVITIES                                --                 --
    Net cash from investing activities              --                 --
                                                --------           --------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                 --                 --
                                                --------           --------

    Net cash from financing activities              --                 --

INCREASE (DECREASE) IN CASH                       (2,541)                62

    Cash beginning of period                      33,422             36,906
                                                --------           --------

CASH END OF PERIOD                              $ 30,881           $ 36,968
                                                --------           --------



See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                    Notes to Financial Statements (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations



OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
-------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the period.

Expenses
--------

None.

Interest Income
---------------

Interest income of $89 in the period was earned on cash balances. Interest income of $192 in 2001 was earned at higher interest rates.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $2,541 during the period.






Part II. Other Information

None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended December 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


                                      APPLIED SPECTRUM TECHNOLOGIES, INC.


                                                   /s/ Mark R. Littell
Date:  February 7, 2003                            ----------------------------
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