Form 10-Q
period 2003-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2003-05-14
CIK 705868

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             -----------------------


                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934


                             -----------------------


 For Quarter Ended March 31, 2003                 Commission File Number 0-16397


                             -----------------------




                       APPLIED SPECTRUM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                        41-1419457
(State or other jurisdiction of                            IRS Employer
 incorporation or organization)                        Identification Number


                            c/o Norwood Venture Corp.
                                65 Norwood Avenue
                            Upper Montclair, NJ 07043


                          Registrant's Telephone Number
                               Including Area Code
                                 (973) 783-1117


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [X]                                     No  [_]

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2003, was 2,953,941.

================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX




                                                                            PAGE
                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

                 Statements of Operations for the three and six
                 months ended March 31, 2003 and 2002 .....................   3

                 Balance Sheets as of  March 31, 2003 and
                 September 30, 2002 .......................................   4

                 Statements of Cash Flows for the six months
                 ended March 31, 2003 and 2002 ............................   5

                 Notes to Financial Statements - March 31, 2003 ...........   6




         Item 2. Management's Discussion and Analysis of
         -----------------------------------------------
                 Financial Condition and Results of Operations ............   7
                 ---------------------------------------------



Part II. Other Information ................................................   8

Signature .................................................................   9

PART 1.   FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)




                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           MARCH 31                            MARCH 31
                                ------------------------------      ------------------------------
                                    2003              2002              2003              2002

REVENUES
Net sales                       $         --      $         --      $         --      $         --
Sublicensing revenues                     --                --                --                --
     Total revenues                       --                --                --                --

Cost of product sold                      --                --                --                --
                                ------------      ------------      ------------      ------------
     Gross profit                         --                --                --                --

General and
administrative expense                   250             1,337               250             1,467
                                ------------      ------------      ------------      ------------
Operating profit (loss)                 (250)           (1,337)             (250)           (1,467)

     Interest expense                     --                --                --                --
     Interest income                      61               127               150               319
     Other income (expense)               --                --                --                --
                                ------------      ------------      ------------      ------------
     Net profit (loss)          $       (189)     $     (1,210)     $       (100)     $     (1,148)


Net profit (loss) per share     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)

Weighted average number of
shares outstanding                 2,953,941         2,953,941         2,953,941         2,953,941




See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)






                                                  MARCH 31,       SEPTEMBER 30,
                                                    2003              2002
                                                ------------      ------------
ASSETS

CURRENT ASSETS
    Cash                                        $     29,826      $     33,422
    Other                                                 --                --
                                                ------------      ------------
              Total current assets                    29,826            33,422

PROPERTY AND EQUIPMENT
    Equipment at fair market value                        --                --
                                                ------------      ------------
                                                $     29,826      $     33,422


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $      8,034      $      8,035
    Other accrued expenses                            15,131            18,626
                                                ------------      ------------
              Total current liabilities         $     23,165      $     26,661


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
       authorized 10,000,000 shares, issued
       and outstanding - 2,953,941                    29,539            29,539
    Additional paid-in capital                    16,044,973        16,044,973
    Accumulated deficit                          (16,075,851)      (16,067,751)
                                                ------------      ------------

                                                       6,661             6,761
                                                ------------      ------------
                                                $     29,826      $     33,422

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)





                                                       SIX MONTHS ENDED
                                                           MARCH 31
                                                ------------------------------
                                                    2003              2002
                                                ------------      ------------
OPERATING ACTIVITIES

    Net profit (loss)                           $       (100)     $     (1,148)
    Net cash flow from (used for)
      working capital                                     --                --
    Net cash from operating activities                (3,496)           (1,148)
                                                ------------      ------------

INVESTING ACTIVITIES

    Net cash from investing activities                    --                --
                                                ------------      ------------

FINANCING ACTIVITIES

    Proceeds from issuance of stock                       --                --
                                                ------------      ------------

    Net cash from financing activities                    --                --

INCREASE (DECREASE) IN CASH                           (3,596)           (1,148)

    Cash beginning of period                          33,422            36,906
                                                ------------      ------------

CASH END OF PERIOD                              $     29,826      $     35,758
                                                ------------      ------------





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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003
------------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the periods.



Expenses
--------

General and Administrative expenses of $250 for the three and six month periods, respectively, were for accounting services.



Interest Income
---------------

Interest income was $61 and $150 for the three and six month periods, respectively.



Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $3,596 during the six month period due to the payment of accrued legal, filing and accounting expenses.

PART II.  OTHER INFORMATION

          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED SPECTRUM TECHNOLOGIES, INC.




Date:  May 14, 2003                          /s/ Mark R. Littell
                                             -----------------------------------
                                             Mark R. Littell
                                             Chief Executive Officer



                                             /s/ Mark R. Littell
                                             -----------------------------------
                                             Mark R. Littell
                                             Director

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Mark R. Littell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Spectrum Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003
                                                 /s/ Mark R. Littell
                                                 -------------------------------
                                                 Mark R. Littell
                                                 Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Mark R. Littell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Spectrum Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003
                                                 /s/ Mark R. Littell
                                                 -------------------------------
                                                 Mark R. Littell
                                                 Chief Financial Officer