Form 10-Q
period 2003-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2003-08-11
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------

                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934

                  ---------------------------------------------

For Quarter Ended June 30, 2003                   Commission File Number 0-16397

                  ---------------------------------------------

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

                  ---------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

                  ---------------------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 2003, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information

            Item 1. Financial Statements (Unaudited)
            ----------------------------

            Statements of Operations for the three and
            nine months ended June 30, 2003 and 2002                         3

            Balance Sheets as of  June 30, 2003
            and September 30, 2002                                           4

            Statements of Cash Flows for the nine
            months ended June 30, 2003 and 2002                              5

            Notes to Financial Statements - June 30, 2003                    6


            Item 2. Management's Discussion and Analysis of
            -----------------------------------------------
            Financial Condition and Results of Operations                    7
            ---------------------------------------------


Part II. Other Information                                                   8

Signature                                                                    9

Part 1. Financial Information

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                         Three Months Ended           Nine Months Ended
                                               June 30                     June 30
                                       ------------------------    ------------------------
                                          2003          2002          2003          2002
REVENUES
Net sales                              $     ---     $     ---     $     ---     $     ---
Sublicensing revenues                        ---           ---           ---           ---
     Total revenues                          ---           ---           ---           ---

Cost of product sold                         ---           ---           ---           ---
                                       ----------    ----------    ----------    ----------
     Gross profit                            ---           ---           ---           ---

General and administrative expense              0           761           250         2,228
                                       ----------    ----------    ----------    ----------
Operating profit (loss)                         0          (761)         (250)       (2,228)

  Interest expense                           ---           ---           ---           ---
  Interest income                              51           113           200           432
  Other income                               ---           ---           ---           ---
  (expense)
                                       ----------    ----------    ----------    ----------
     Net profit (loss)                 $       51         ($648)         ($50)      ($1,796)


Net profit (loss) per share                ($0.00)       ($0.00)       ($0.00)       ($0.00)

Weighted average number of shares       2,953,941     2,953,941     2,953,941     2,953,941
outstanding

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                      June 30,    September 30,
                                                        2003          2002
                                                     ----------    ----------

ASSETS

CURRENT ASSETS
    Cash                                             $   29,366    $   33,422
    Other                                                  ---           ---
                                                     ----------    ----------
                 Total current assets                    29,366        33,422

PROPERTY AND EQUIPMENT
    Equipment at fair market value                         ---           ---
                                                     ----------    ----------
                                                     $   29,366    $   33,422


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $    8,035    $    8,035
    Other accrued expenses                               14,621        18,626
                                                     ----------    ----------
                  Total current liabilities          $   22,655    $   26,661


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                          29,539        29,539
    Additional paid-in capital                       16,044,973    16,044,973
    Accumulated deficit                             (16,067,801)  (16,067,751)
                                                     ----------    ----------

                                                          6,711         6,761
                                                     ----------    ----------
                                                     $   29,366    $   33,422

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                             June 30

OPERATING ACTIVITIES                                    2003          2002
                                                     ----------    ----------

  Net profit (loss)                                        ($50)      ($1,796)
  Net cash flow from (used for)
  working capital                                        (4,006)         ---
                                                     ----------    ----------
  Net cash from operating activities                     (4,056)       (1,796)

INVESTING ACTIVITIES
  Net cash from investing activities                       ---           ---
                                                     ----------    ----------
                                                           ---           ---

FINANCING ACTIVITIES
  Proceeds from issuance of stock                          ---           ---
                                                     ----------    ----------

  Net cash from financing activities                       ---           ---

INCREASE (DECREASE) IN CASH                              (4,056)       (1,796)

  Cash beginning of period                               33,422        36,906
                                                     ----------    ----------

CASH END OF PERIOD                                   $   29,366    $   35,110
                                                     ----------    ----------


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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 Management Discussion and Analysis of Financial
                       Condition and Results of Operations


OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003
------------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the periods.

Expenses
--------

General and Administrative expenses of $250 for the nine month period were for accounting services.

Interest Income
---------------

Interest income was $51 and $200 for the three and nine month periods, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $4,056 during the nine month period due to the payment of accrued legal, filing and accounting expenses.

Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED SPECTRUM TECHNOLOGIES, INC.



Date: August 11, 2003                        /s/ Mark R. Littell
                                             ----------------------------------
                                             Mark R. Littell
                                             Chief Executive Officer


                                             /s/ Mark R. Littell
                                             ----------------------------------
                                             Mark R. Littell
                                             Director