Form 10-K
period 2003-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2003-12-08
CIK 705868

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


                              --------------------

For the Fiscal Year Ended                            Commission File Number
  September 30, 2003                                        0-16397




                       APPLIED SPECTRUM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Minnesota                                       41-1419457
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

                                Yes  X     No
                                    ---       ---

     As of November 30, 2003, 2,953,941 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date excluding shares owned beneficially by officers and directors, is estimated to be $6,752.

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

BACKLOG

     At September 30, 2003 and 2002, the Company's backlog of orders was zero.

GOVERNMENT REGULATION

     Communications equipment is subject to federal regulations which require that they be tested and then approved or certified by the Federal Communications Commission (the "FCC") prior to their use, sale, lease or distribution. When required or appropriate, the Company's products were tested and approved by the FCC and were authorized for distribution.

EMPLOYEES

     As September 30, 2003, the Company had no employees.

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

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Year First
                                 Elected or
Name                   Age       Appointed      Position Currently Held
----                   ---       ---------      -----------------------
Mark R. Littell         52          1998        Chief Executive Officer

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

As of October 1, 2003, there were approximately 792 holders of record of the Company's common stock.

Other than the liquidating dividend paid in August, 2001, the Company has never declared or paid cash dividends on its common stock.

ITEM 6.     SELECTED FINANCIAL DATA

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                          SUMMARY FINANCIAL INFORMATION

                                   (THOUSANDS)

                                            FOR THE FIVE YEARS ENDED SEPTEMBER 30,
                                   ---------------------------------------------------------
Statements of Operations Data:       2003        2002         2001         2000        1999
-----------------------------      -------     -------      -------      -------     -------
Net Sales                           $  --       $  --        $  --        $  --       $  --
Sublicensing revenues                  --          --           --           --          --
                                    -------     -------      -------      -------     -------

  Total Revenues                    $  --       $  --        $  --        $  --       $  --

Operating profit (loss)             $  --       $    (4)     $   (16)     $  --       $  --
Other income (expense)                 --             1           11           14          11
-------------------------------     -------     -------      -------      -------     -------
Net Profit loss                        --            (3)          (5)          14           7

Net Profit (loss) per share         $  --       $  --        $  --        $  --       $  --

Weighted average number of
shares outstanding                    2,954       2,954        2,954        2,954       2,954

Balance Sheets Data:

Cash and short-term investments     $    29     $    33      $    37      $   262     $   255
Working capital                     $     7     $     7      $    10      $   245     $   227
Total assets                        $    29     $    33      $    37      $   262     $   255
Long-term liabilities                  --          --           --           --          --
Shareholders' equity                $     7     $     7      $    10      $   245     $   227

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

FINANCIAL INFORMATION FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999, 2000 AND
-----------------------------------------------------------------------------
2001
----

Revenues
--------

Revenues in 2003, 2002 and 2001 were $0, as a result of the Dissolution Plan.

Cost of Product Sold
--------------------

There was no cost of products sold in 2003, 2002 and 2001 because of the Dissolution Plan.

Expenses
--------

General and administrative expenses in 2003, 2002 and 2001 related to the implementation of the Dissolution Plan and preserving the corporate shell.

Other Income/Expenses
---------------------

Other income in 2003, 2002 and 2001 consisted of interest income.

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

Through September 30, 2003 the Company had incurred net cumulative losses of $16,067,760.

The implementation of the Dissolution Plan has resulted in a reduction of liabilities of $515,000 between fiscal 1993 and 1999. As of September 30, 2003, the Company had cash of $29,000 and booked liabilities of $22,000. The net book value of the Company at September 30, 2003, was $6,700.

The Company's CFO and major shareholder voted to revoke the dissolution of AST and to retain the corporate shell for an unspecified time in hope that it has some additional future value for AST's shareholders. The Company paid a liquidating dividend to shareholders in August, 2001 of approximately $229,000. The Company estimates that $29,000 of undistributed cash, plus future interest income will be sufficient to cover the future carrying costs of the corporate shell.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX TO FINANCIAL DATA

FINANCIAL STATEMENTS                                                       PAGE
--------------------                                                       ----

            Statements of Operations - Years ended                          13
            September 30, 2003, 2002, 2001

            Balance Sheets - September 30, 2003 and 2002                    14

            Statements of Cash Flows - Years ended                          15
            September 30, 2003, 2002, 2001

            Statements of Shareholders' Equity - Years ended                16
            September 30, 2003, 2002, 2001

            Notes to Financial Statements                                17-19

            The following data are included herein and should be read in conjunction with the financial statements referred to above.

FINANCIAL STATEMENTS SCHEDULES:
-------------------------------

            VIII   -   Valuation and Qualifying Accounts                    20
            X      -   Supplementary Income Statement Information           21

            All other schedules are omitted as the required information in inapplicable or the information is presented in the consolidated financial statements or related notes.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                   YEAR ENDED SEPTEMBER 30,
                                       ------------------------------------------------
                                           2003              2002              2001
                                       ------------      ------------      ------------
REVENUES:
   Net sales                           $          0      $          0      $          0
   Sublicensing revenues                          0                 0                 0
                                       ------------      ------------      ------------
     Total revenues                               0                 0                 0

Cost of product sold                           --                --                --
                                       ------------      ------------      ------------


Gross profit                                      0                 0                 0

General and administrative expense              250             4,025            16,208
                                       ------------      ------------      ------------

Operating profit (loss)                        (250)           (4,025)          (16,208)
                                       ------------      ------------      ------------

Interest Income                                 221               541            10,757
Interest expense                               --                --                --
                                       ------------      ------------      ------------

  Net profit (loss)                    $         (9)     $     (3,484)     $     (5,451)

Net profit (loss) per share            $          0      $          0      $          0
                                       ============      ============      ============

Weighted average number of
  shares outstanding                      2,953,941         2,953,941         2,953,941










                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                   YEAR ENDED SEPTEMBER 30,
                                               ------------------------------
                                                   2003              2002
                                               ------------      ------------

ASSETS

CURRENT ASSETS
    Cash                                       $     28,894      $     33,422

    Other                                              --                --
                                               ------------      ------------

        Total current assets                         28,894            33,422

PROPERTY AND EQUIPMENT
    Equipment at fair market value                     --                --
                                               ------------      ------------

                                               $     28,894      $     33,422
                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LAIBILITIES
    Accounts payable                           $      8,034      $      8,035
        Other accrued expenses                       14,108            18,626
                                               ------------      ------------

        Total current liabilities                    22,142            26,661

SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding 2,953,941                        29,539            29,539
    Additional paid-in-capital                   16,044,973        16,044,973
    Accumulated deficit                         (16,067,760)      (16,067,751)
                                               ------------      ------------

                                                      6,752             6,761
                                               ------------      ------------

                                               $     28,894      $     33,422
                                               ============      ============



                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                            YEAR ENDED SEPTEMBER 30,

                                                     2003            2002            2001
                                                  ----------      ----------      ----------
OPERATING ACTIVITIES
Net profit (loss)                                 $       (9)     $   (3,484)     $   (5,541)
    Net cash flow from (used for) changes in:
        Accounts receivable                             --              --              --
        Accounts payable                              (4,519)           --             7,501
        Other current assets and liabilities            --              --             1,661
                                                  ----------      ----------      ----------

Net cash from (used for) operating activities         (4,528)         (3,484)          3,711

INVESTING ACTIVITIES
    Purchase of assets                                  --              --              --
                                                  ----------      ----------      ----------

    Net cash from investing activities                  --              --              --

FINANCING ACTIVITIES
    Liquidating Dividend                                --              --          (229,181)
                                                  ----------      ----------      ----------

Net cash from (used for) financing
    activities                                          --              --          (229,181)
                                                  ----------      ----------      ----------

INCREASE(DECREASE) IN CASH                            (4,528)         (3,484)       (225,470)

    Cash beginning of year                            33,422          36,906         262,376
                                                  ----------      ----------      ----------

CASH END OF YEAR                                  $   28,894      $   33,422      $   36,906

                                                  ==========      ==========      ==========





                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    ADD'L
                                                                   PAID-IN
                                 SHARES           AMOUNT           CAPITAL          DEFICIT           TOTAL
                                 ------           ------           -------          -------           -----

BALANCE AT
  September 30, 1999           2,953,941      $     29,539      $ 16,274,154     $(16,072,991)     $    230,702

Net profit for the year                                                          $     14,175      $     14,175
                            -----------------------------------------------------------------------------------

BALANCE AT
  September 30, 2000           2,953,941      $     29,539      $ 16,274,154     $(16,058,816)     $    244,877

Liquidating dividend                                            $   (229,181)                      $   (229,181)

Net profit for the year                                                          $     (5,451)     $     (5.451)
                            -----------------------------------------------------------------------------------

BALANCE AT
  September 30, 2001           2,953,941      $     29,539      $ 16,044,973     $(16,064,267)     $     10,245

Net Profit for the Year                                                          $     (3,484)     $     (3,484)
                            -----------------------------------------------------------------------------------

BALANCE AT
  September 30, 2002           2,953,941      $     29,539      $ 16,044,973     $(16,067,751)     $      6,761

Net Profit for the Year                                                          $         (9)     $         (9)
                            -----------------------------------------------------------------------------------

BALANCE AT
  September 30, 2003           2,953,941      $     29,539      $ 16,044,973     ($16,067,760)     $      6,752








                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The September 30, 2003, 2002 and 2001, financial statements are "unaudited" and include a reserve for administration expenses.

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

     During fiscal 2003, 2002 and 2001, the Company obtained practically rent-free space for storage of its assets and operation of its business through voice mail, post office box, and facsimile machines.

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

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

     Not Applicable.



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a) Directors of the Company

                                    Principal
                                    Occupation
                                       and
                                    Business

            Director
Name of Director    Age             Experience
----------------    ---             ----------
Since
-----

Mark R. Littell     52              President, Norwood Venture Corp., 1988
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information pertaining to directors, executive officers and persons who, to the best of AST's knowledge owned beneficially more than five percent (5%) of the voting common stock of AST as of September 30, 2003.


                                                            SHARES OF COMMON

STOCK                                                       BENEFICIALLY

OWNED(1)(2)
NAME OF
BENEFICIAL OWNER                    AMOUNT                  PERCENT OF CLASS
----------------                    ------                  ----------------

Norwood Venture Corp.(5)            2,282,564(3)                  77.27

Mark R. Littell(6)                  2,282,564(4)                  77.27

All Directors and                   2,282,564                     77.27
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

     (5) Norwood Venture Corp. is located at 65 Norwood Avenue, Upper Montclair, N.J. 07043.

     (6) Mr. Littell's business address is 65 Norwod Avenue, Upper Montclair, N.J. 07043.

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

(b) Reports on form 8-K: None were filed during the four quarters of the fiscal year covered by this Report.




         (The remainder of this page has been intentionally left blank.)

ITEM 14.(A)3. EXHIBITS

     The following is a complete list of Exhibits filed or incorporated by reference as a part of this Report:

                       APPLIED SPECTRUM TECHNOOGIES, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

4.2         Amended and Restated                    Incorporated by reference to Exhibit 4.4 to
            Articles of Incorporation of            the Company's Registration Statement on
            the Company) See Exhibit 3.1).          Form S-1 (File No. 33-17959)

4.3         By-laws of the Company                  Incorporated by reference to Exhibit 4.5 to
            (see Exhibit 3.2).                      the Company's Registration Statement on
                                                    Form S-1 (File No. 33-17959)

4.4         Agreement for 1987 Bridge               Incorporated by reference to Exhibit 4.6 to
            Financings, Conversion and              the Company's Registration Statement on
            Sale of Shares, dated September         Form S-1 (File No. 33-17959)
            18, 1987 between the Company
            and certain shareholders.


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

Dated:  11/30/03        APPLIED SPECTRUM TECHNOLOGIES, INC.



                                       By /s/ Mark R. Littell
                                         ---------------------------------------
                                            Mark R. Littell
                                            Chief Executive Officer


            Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:

Dated:  11/30/03        By /s/ Mark R. Littell
                          ----------------------------------------------
                             Mark R.Littell
                             Chief Executive Officer

Dated:  11/30/03        By /s/ Mark R. Littell
                          ----------------------------------------------
                             Mark R. Littell
                             Director