Form 10-Q
period 2003-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2004-02-02
CIK 705868

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________


                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended December 31, 2003            Commission File Number 0-16397

                         ______________________________



                       APPLIED SPECTRUM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Minnesota                                            41-1419457
-------------------------------                              ------------
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

                         ______________________________


The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2004, was 2,953,941.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX




                                                                            PAGE

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)
         -----------------------------

                  Statements of Operations for the three
                  months ended December 31, 2003 and 2002 ...................  3

                  Balance Sheets as of December 31, 2003
                  and September 30, 2003 ....................................  4

                  Statements of Cash Flows for the three
                  months ended December 31, 2003 and 2002 ...................  5

                  Notes to Financial Statements -
                  December 31, 2003 .........................................  6


         Item 2.  Management's Discussion and Analysis of
         -----------------------------------------------
                  Financial Condition and Results of Operations .............  7
                  ---------------------------------------------




Part II. Other Information ..................................................  8




Signature ...................................................................  9

PART 1.   FINANCIAL INFORMATION

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------

REVENUES
Net sales                                              $       --     $       --
Sublicensing revenues                                          --             --
     Total revenues                                            --             --

Cost of product sold                                           --             --
                                                       ----------     ----------
     Gross profit                                              --             --

General and administrative expense                             --             --
                                                       ----------     ----------
Operating profit (loss)                                        --             --

  Interest expense                                             --             --
  Interest income                                              41             89
  Other income (expense)                                       --             --
                                                       ----------     ----------
     Net profit (loss)                                 $       41     $       89

Net profit (loss) per share                            $     0.00     $     0.00

Weighted average number of shares outstanding           2,953,941      2,953,941






                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)






                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      2003             2003
                                                  ------------     ------------
ASSETS

CURRENT ASSETS
  Cash                                            $     28,184     $     28,894
  Other                                                     --               --
                                                  ------------     ------------
     Total current assets                               28,184           28,894

PROPERTY AND EQUIPMENT
  Equipment at fair market value                            --               --
                                                  ------------     ------------
                                                  $     28,184     $     28,894


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $      8,034     $      8,034
  Other accrued expenses                                13,357           14,108
                                                  ------------     ------------
     Total current liabilities                    $     21,391     $     22,142


SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 per share
  authorized 10,000,000 shares, issued
  and outstanding - 2,953,941                           29,539           29,539
  Additional paid-in capital                        16,044,973       16,044,973
  Accumulated deficit                              (16,067,719)     (16,067,760)
                                                  ------------     ------------
                                                         6,793            6,752
                                                  ------------     ------------
                                                  $     28,184     $     28,894







                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED
                                                             DECEMBER 31
                                                       ------------------------
OPERATING ACTIVITIES                                      2003          2002
                                                       ----------    ----------

    Net profit (loss)                                  $       41    $       89
    Net cash flow from (used for)
    working capital                                          (751)       (2,630)
                                                       ----------    ----------
    Net cash from operating activities                       (710)       (2,541)

INVESTING ACTIVITIES                                           --            --
    Net cash from investing activities                         --            --
                                                       ----------    ----------
                                                               --            --

FINANCING ACTIVITIES
    Proceeds from issuance of stock                            --            --
                                                       ----------    ----------

    Net cash from financing activities                         --            --

INCREASE (DECREASE) IN CASH                                  (710)       (2,541)

    Cash beginning of period                               28,894        33,422
                                                       ----------    ----------

CASH END OF PERIOD                                     $   28,184    $   30,881
                                                       ----------    ----------





                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




NOTE A  --  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003.


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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
-------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the period.




Expenses
--------

None.




Interest Income
---------------

Interest income of $41 in the period was earned on cash balances. Interest income of $89 in 2002 was earned at higher interest rates.




Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $710 during the period.

PART II.  OTHER INFORMATION

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended December 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.




                                             APPLIED SPECTRUM TECHNOLOGIES, INC.




Date:   February 2, 2004                     /s/ Mark R. Littell
                                             -----------------------------------
                                             Mark R. Littell
                                             Chief Executive Officer




                                             /s/ Mark R. Littell
                                             -----------------------------------
                                             Mark R. Littell
                                             Director