Form 10-Q
period 2004-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2004-05-05
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934

                         -------------------------------

For Quarter Ended March 31, 2004                Commission File Number 0-16397

                         -------------------------------

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

                         -------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                         -------------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2004, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

             Statements of Operations for the three and six
             months ended March 31, 2004 and 2003                             3

             Balance Sheets as of  March 31, 2004
             and September 30, 2003                                           4

             Statements of Cash Flows for the
             six months ended March 31, 2004 and 2003                         5

             Notes to Financial Statements -
             March 31, 2004                                                   6

         Item 2. Management's Discussion and Analysis of
         -----------------------------------------------
                 Financial Condition and Results of Operations                7
                 ---------------------------------------------


Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       MARCH 31                                MARCH 31
                                            -----------------------------           -----------------------------
                                                2004              2003                  2004              2003
                                            -----------       -----------           -----------       -----------
REVENUES
Net sales                                   $      --         $      --             $      --         $      --
Sublicensing revenues                              --                --                    --                --
     Total revenues                                --                --                    --                --

Cost of product sold                               --                --                    --                --
                                            -----------       -----------           -----------       -----------
     Gross profit                                  --                --                    --                --

General and administrative expense                 --                 250                  --                 250

Operating profit (loss)                            --                (250)                 --                (250)

  Interest expense                                 --                --                    --                --
  Interest income                                    39                61                    80               150
  Other income (expense)                           --                --                    --                --
                                            -----------       -----------           -----------       -----------
     Net profit (loss)                               39       ($      189)          $        80       ($      100)


Net profit (loss) per share                 ($     0.00)      ($     0.00)          ($     0.00)      ($     0.00)

Weighted average number of
shares outstanding                            2,953,941         2,953,941             2,953,941         2,953,941

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                  MARCH 31,      SEPTEMBER 30,
                                                    2004             2003
                                                ------------     ------------
ASSETS

CURRENT ASSETS
    Cash                                        $     27,710     $     28,894
    Other                                                --               --
                                                ------------     ------------
                 Total current assets                 27,710           28,894

PROPERTY AND EQUIPMENT
    Equipment at fair market value                       --               --
                                                ------------     ------------
                                                $     27,710     $     28,894

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $      8,034     $      8,034
    Other accrued expenses                            12,844           14,108
                                                ------------     ------------
                  Total current liabilities     $     20,878     $     22,142


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                       29,539           29,539
    Additional paid-in capital                    16,044,973       16,044,973
    Accumulated deficit                          (16,067,680)     (16,067,760)
                                                ------------     ------------
                                                       6,832            6,752
                                                ------------     ------------
                                                $     27,710     $     28,894

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                           MARCH 31
                                                -----------------------------
OPERATING ACTIVITIES                                2004             2003
                                                ------------     ------------

    Net profit (loss)                           $         80            ($100)
    Net cash flow from (used for)
         working capital                              (1,264)             --
                                                ------------     ------------
     Net cash from operating activities               (1,184)         ( 3,496)

INVESTING ACTIVITIES

    Net cash from investing activities                   --               --
                                                ------------     ------------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                      --               --

    Net cash from financing activities                   --               --
                                                ------------     ------------

INCREASE (DECREASE) IN CASH                           (1,184)          (3,596)

    Cash beginning of period                          28,894           33,422
                                                ------------     ------------

CASH END OF PERIOD                              $     27,710     $     29,826
                                                ------------     ------------

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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004
------------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the periods.

Expenses
--------

None.

Interest Income
---------------

Interest income was $39 and $80 for the three and six month periods, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $1,184 during the six month period due to the payment of accrued legal, filing and accounting expenses.

Part II. Other Information

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.


                                     APPLIED SPECTRUM TECHNOLOGIES, INC.



Date: May 4, 2004                    /s/ Mark R. Littell
                                     ----------------------------
                                     Mark R. Littell
                                     Chief Executive Officer


                                     /s/ Mark R. Littell
                                     ----------------------------
                                     Mark R. Littell
                                     Director