Form 10-Q
period 2004-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2004-08-04
CIK 705868

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

                         ______________________________


For Quarter Ended June 30, 2004                   Commission File Number 0-16397

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

                         ______________________________


The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 2004, was 2,953,941.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX




                                                                            PAGE

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)
         -----------------------------

                  Statements of Operations for the three
                  months ended June 30, 2004 and 2003 .......................  3

                  Balance Sheets as of June 30, 2004
                  and September 30, 2003 ....................................  4

                  Statements of Cash Flows for the three
                  months ended June 30, 2004 and 2003 .......................  5

                  Notes to Financial Statements -
                  June 30, 2004 .............................................  6


         Item 2.  Management's Discussion and Analysis of
         -----------------------------------------------
                  Financial Condition and Results of Operations .............  7
                  ---------------------------------------------




Part II. Other Information ..................................................  8




Signature ...................................................................  9

PART 1. FINANCIAL INFORMATION

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  JUNE 30                              JUNE 30
                                       ------------------------------      ------------------------------
                                           2004              2003              2004              2003
                                       ------------      ------------      ------------      ------------
REVENUES
Net sales                              $       --        $       --        $       --        $       --
Sublicensing revenues                          --                --                --                --
     Total revenues                            --                --                --                --

Cost of product sold                           --                --                --                --
                                       ------------      ------------      ------------      ------------
     Gross profit                              --                --                --                --

General and administrative expense                0                 0                 0               250
                                       ------------      ------------      ------------      ------------
Operating profit (loss)                           0                 0                 0              (250)

  Interest expense                             --                --                --                --
  Interest income                                38                51               118               200
  Other income                                 --                --                --                --
  (expense)
                                       ------------      ------------      ------------      ------------
     Net profit                        $         38      $         51      $        118      ($        50)
(loss)

Net profit (loss) per share            ($      0.00)     ($      0.00)     ($      0.00)     ($      0.00)

Weighted average number of shares         2,953,941         2,953,941         2,953,941         2,953,941
outstanding




See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                   JUNE 30,        SEPTEMBER 30,
                                                     2004              2003
                                                 ------------      ------------




ASSETS

CURRENT ASSETS
    Cash                                         $     27,134      $     28,894
    Other                                                --                --

                                                 ------------      ------------
                 Total current assets                  27,134            28,894

PROPERTY AND EQUIPMENT
    Equipment at fair market value                       --                --
                                                 ------------      ------------
                                                 $     27,134      $     28,894


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                             $      8,035      $      8,034
    Other accrued expenses                             12,229            14,108
                                                 ------------      ------------
                  Total current liabilities      $     20,264      $     22,142


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                        29,539            29,539
    Additional paid-in capital                     16,044,973        16,044,973
    Accumulated deficit                           (16,067,642)      (16,067,760)
                                                 ------------      ------------


                                                        6,870             6,752
                                                 ------------      ------------

                                                 $     27,134      $     28,894

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                          JUNE 30
                                               ------------------------------
OPERATING ACTIVITIES                               2004              2003
                                               ------------      ------------

    Net profit (loss)                          $        118      $        (50)
    Net cash flow from (used for)
    working capital                                  (1,878)           (4,006)
                                               ------------      ------------
    Net cash from operating activities               (1,760)           (4,056)

INVESTING ACTIVITIES
    Net cash from investing activities                 --                --
                                               ------------      ------------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                    --                --
                                               ------------      ------------

    Net cash from financing activities                 --                --

INCREASE (DECREASE) IN CASH                          (1,760)           (4,056)

    Cash beginning of period                         28,894            33,422
                                               ------------      ------------

CASH END OF PERIOD                             $     27,134      $     29,366
                                               ------------      ------------





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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004
------------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the periods.

Expenses
--------

General and Administrative expenses were $0 for the nine month period.

Interest Income
---------------

Interest income was $38 and $118 for the three and nine month periods, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $1,760 during the nine month period due to the payment of accrued legal, filing and accounting expenses.

PART II.  OTHER INFORMATION

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.




                                             APPLIED SPECTRUM TECHNOLOGIES, INC.




Date:   August 4, 2004                       /s/ Mark R. Littell
                                             -----------------------------------
                                             Mark R. Littell
                                             Chief Executive Officer




                                             /s/ Mark R. Littell
                                             -----------------------------------
                                             Mark R. Littell
                                             Director