Form 10-K
period 2004-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2004-12-28
CIK 705868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               ___________________

         For the Fiscal Year Ended              Commission File Number
            September 30, 2004                          0-16397
                               ___________________






                       APPLIED SPECTRUM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



        Minnesota                                         41-1419457
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)



                            c/o Norwood Venture Corp.
                                65 Norwood Avenue
                            Upper Montclair, NJ 07043

                          Registrant's Telephone Number
                               Including Area Code
                                 (973) 783-1117

                               ___________________


            Securities Registered Pursuant to 12(b) of the Act: None

               Securities Registered Pursuant to 12(g) of the Act:
                          Common Stock -$.01 par value
                         Common Stock Purchase Warrants



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X]  Yes         [_]  No

As of November 30, 2004, 2,953,941 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date excluding shares owned beneficially by officers and directors, is estimated to be $11,046.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a)  General Development of Business.

         During fiscal 1994 Applied Spectrum Technologies, Inc. (the "Company" or "AST") began implementing a plan of voluntary dissolution pursuant to Minn. Statute #302A.721 that was approved by its shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under the Company's Plan of Dissolution most of its assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995 most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996 the Company continued to collect license fees and payments on one equipment lease. The results of the plan of dissolution were successful and all liabilities and expenses were either paid or are covered in reserves. On November 17, 2000 a Special Meeting of the shareholders of AST was held at which time the Plan of Dissolution was revoked. Pursuant to the proposal for revocation, a liquidating dividend of approximately $212,000 was paid pro-rata to shareholders in August, 2001. The Company has been inactive since 1994.

         Prior to implementation of the Dissolution Plan, AST was engaged in the development, manufacture, marketing and sale of digital business communication systems.

         The Company was organized as a Minnesota corporation on February 17, 1982. The Company's principal executive office is located at 65 Norwood Avenue, Upper Montclair, NJ 07034, and its telephone number is (973) 783-1117.

         (b)  Financial Information About Industry Segments.

         Not applicable. The Company is inactive.

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

         The Company's lack of financial resources caused the Company to pursue a plan of dissolution as approved by the Board of Directors and approved by the shareholders on November 30, 1993. The Plan of Dissolution was revoked on November 17, 2000 during a special meeting of the stockholders.

PRODUCTS

         Not applicable. The Company is inactive.

MARKETS

         Not applicable. The Company is inactive.

SALES AND DISTRIBUTION

         After ceasing operations, the Company did not pursue Sales and Distribution efforts.

PRODUCT DEVELOPMENT

         Not applicable. The Company is inactive.

MANUFACTURING, SERVICE AND SUPPORT

         Not applicable. The Company is inactive.

COMPETITION

         Not applicable. The Company is inactive.

BACKLOG

         Not applicable. The Company is inactive.

GOVERNMENT REGULATION

         Not applicable. The Company is inactive.

EMPLOYEES

         As of September 30, 2004, 2003 and 2002, the Company had no employees.

PATENTS, TRADEMARKS AND LICENSES

         Prior to adopting the Dissolution Plan, the Company had obtained a number of United States and foreign patents. The 17-year terms of the Company's United States patents expired from the years 2001 to 2004.

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

         (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         Not applicable. The Company is inactive.


ITEM 2.  PROPERTY

         On September 16, 1993, The Company vacated its former headquarters and manufacturing facilities located at 450 Industrial Boulevard, Minneapolis, Minnesota. Since 1993, the Company has conducted business through voice mail, P.
O. Box and facsimile machines. From 1993 to 1997, the Company obtained approximately 300 square feet of space for storage of its assets at reasonable monthly rental amounts. In November 1997, the Company vacated its storage space and transferred all of its important records to a storage site in New York.


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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Year First
                                   Elected or
Name                  Age          Appointed           Position Currently Held
----                  ---          ---------           -----------------------
Mark R. Littell       53              1998             Chief Executive Officer


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

As of October 1, 2004, there were approximately 792 holders of record of the Company's common stock.

Other than the liquidating dividend paid in August, 2001, the Company has never declared or paid cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          SUMMARY FINANCIAL INFORMATION
                                   (THOUSANDS)

                                          FOR THE FIVE YEARS ENDED SEPTEMBER 30,
                                   --------------------------------------------------
Statements of Operations Data:      2004       2003       2002       2001       2000
-----------------------------      ------     ------     ------     ------     ------
Net Sales                          $   --     $   --     $   --     $   --     $   --
Sublicensing revenues                  --         --         --         --         --
                                   ------     ------     ------     ------     ------

  Total Revenues                   $   --     $   --     $   --     $   --     $   --

Operating profit (loss)            $  (10)    $   (5)    $   (4)    $  (16)    $   --
Other income (expense)                 --         --          1         11         14
                                   ------     ------     ------     ------     ------

Net Profit loss                    $  (10)    $   (5)    $   (3)    $   (5)    $   14

Net Profit (loss) per share        $    *     $    *     $    *     $    *     $    *


Weighted average number of
shares outstanding                  2,954      2,954      2,954      2,954      2,954

Balance Sheets Data:

Cash and short-term investments    $   27     $   29     $   33     $   37     $  262
Working capital                    $   11     $   21     $   25     $   10     $  245
Total assets                       $   27     $   29     $   33     $   37     $  262
Long-term liabilities                  --         --         --         --         --
Shareholders' equity               $   11     $   21     $   25     $   10     $  245

* Less than $.01 per share.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company has been inactive since 1994.

FINANCIAL  INFORMATION  FOR THE FISCAL YEARS ENDED  SEPTEMBER 30, 2002, 2003 AND
--------------------------------------------------------------------------------
2004
----

Revenues
--------

Revenues in 2004, 2003 and 2002 were $0, as a result of the Company being inactive.

Cost of Product Sold
--------------------

There was no cost of products sold in 2004, 2003 and 2002.

Expenses
--------

General and administrative expenses in 2004, 2003 and 2002 related to preserving the corporate shell.

Other Income/Expenses
---------------------

Other income in 2004, 2003 and 2002 consisted of interest income.

Operating Loss Carryover
------------------------

As a result of the changes in the ownership of the Company, the utilization of the Company's net operating loss carryover will be substantially reduced.

Liquidity
---------

As of September 30, 2004, the Company has cash of $27,000 and liabilities of $16,000.

The Company's major shareholder voted to revoke the dissolution of AST and to retain the corporate shell for an unspecified time in hope that it has some additional future value for AST's shareholders. The Company paid a liquidating dividend to shareholders in August, 2001 of approximately $212,000. The Company estimates that $27,000 of undistributed cash at September 30, 2004, plus future interest income will be sufficient to cover the future carrying costs of the corporate shell.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             INDEX TO FINANCIAL DATA



FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ................   9

FINANCIAL STATEMENTS:

       Balance Sheets ..................................................  10

       Statements of Operations ........................................  11

       Statements of Shareholders' Equity ..............................  12

       Statements of Cash Flows ........................................  13

       Notes to Financial Statements ...................................  14-15

HOBERMAN, MILLER,
GOLDSTEIN & LESSER, P.C.                                    226 WEST 26TH STREET
                                                         NEW YORK, NY 10001-6785
CERTIFIED PUBLIC ACCOUNTANTS                   (212)463-0900   FAX (212)691-6452
================================================================================



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Applied Spectrum Technologies, Inc.


We have audited the accompanying balance sheets of Applied Spectrum Technologies, Inc. as of September 30, 2004 and 2003, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Spectrum Technologies, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.






                           /s/ HOBERMAN, MILLER, GOLDSTEIN & LESSER, CPA'S, P.C.

October 19, 2004

                                                 APPLIED SPECTRUM TECHNOLOGIES, INC.

                                                                      BALANCE SHEETS
====================================================================================

AS OF SEPTEMBER 30,                                        2004             2003
------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

   Cash                                                $     26,580     $     28,894
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                    $      8,034     $      8,034
   Accrued expenses                                           7,500              128
------------------------------------------------------------------------------------
         TOTAL LIABILITIES, ALL CURRENT                      15,534            8,162
------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Common stock, par value $.01 per share;
      authorized 10,000,000 shares, issued and
      outstanding 2,953,941 shares                           29,539           29,539
   Additional paid-in capital                            16,062,413       16,062,413
   Accumulated deficit                                  (16,080,906)     (16,071,220)
------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                          11,046           20,732
------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     26,580     $     28,894
====================================================================================


The accompanying notes are an integral part of these statements.

                                                                  APPLIED SPECTRUM TECHNOLOGIES, INC.

                                                                             STATEMENTS OF OPERATIONS
=====================================================================================================

FOR THE YEARS ENDED SEPTEMBER 30,                          2004             2003             2002
-----------------------------------------------------------------------------------------------------
REVENUES                                               $        -0-     $        -0-     $        -0-

INCOME (EXPENSES)

   General and administrative expenses                       (9,866)          (4,769)          (4,025)

   Interest income                                              180              241              541
-----------------------------------------------------------------------------------------------------

         NET LOSS                                      $     (9,686)    $     (4,528)    $     (3,484)
=====================================================================================================

         NET LOSS PER SHARE                                       *                *                *
=====================================================================================================

         WEIGHTED AVERAGE NUMBER
           OF SHARES OUTSTANDING                          2,953,941        2,953,941        2,953,941
=====================================================================================================

* Less than $.01 per share



The accompanying notes are an integral part of these statements.

                                                                                      APPLIED SPECTRUM TECHNOLOGIES, INC.

                                                                                       STATEMENTS OF SHAREHOLDERS' EQUITY
=========================================================================================================================

FOR THE YEARS ENDED SEPTEMBER 30,2004, 2003 AND 2002
-------------------------------------------------------------------------------------------------------------------------
                                        COMMON STOCK
                             ----------------------------------       ADDITIONAL
                                 SHARES             AMOUNT         PAID-IN CAPITAL       DEFICIT             TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance - October 1, 2001          2,953,941    $        29,539    $    16,062,413    $   (16,063,208)   $        28,744

Net loss for the year                                                                          (3,484)            (3,484)
------------------------------------------------------------------------------------------------------------------------

     BALANCE -
       SEPTEMBER 30, 2002          2,953,941             29,539         16,062,413        (16,066,692)            25,260

Net loss for the year                                                                          (4,528)            (4,528)
------------------------------------------------------------------------------------------------------------------------

     BALANCE -
       SEPTEMBER 30, 2003          2,953,941             29,539         16,062,413        (16,071,220)            20,732

Net loss for the year                                                                          (9,686)            (9,686)
------------------------------------------------------------------------------------------------------------------------

     BALANCE -
       SEPTEMBER 30, 2004          2,953,941    $        29,539    $    16,062,413    $   (16,080,906)   $        11,046
========================================================================================================================

The accompanying notes are an integral part of these statements.

                                                         APPLIED SPECTRUM TECHNOLOGIES, INC.

                                                                    STATEMENTS OF CASH FLOWS
============================================================================================

FOR THE YEARS ENDED SEPTEMBER 30,                      2004           2003           2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                       $   (9,686)    $   (4,528)    $   (3,484)

     CHANGES IN OPERATING ASSETS AND LIABILITIES
        Accrued expenses                                 7,372
--------------------------------------------------------------------------------------------

        NET CASH USED IN OPERATING ACTIVITIES           (2,314)        (4,528)        (3,484)
--------------------------------------------------------------------------------------------

        NET DECREASE IN CASH                            (2,314)        (4,528)        (3,484)

CASH - beginning of year                                28,894         33,422         36,906
--------------------------------------------------------------------------------------------

        CASH - END OF YEAR                          $   26,580     $   28,894     $   33,422
============================================================================================


The accompanying notes are an integral part of these statements.

                                             APPLIED SPECTRUM TECHNOLOGIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY         Applied Spectrum Technologies, Inc. (the "Company") has
                         been inactive since 1995. The Company was previously engaged in the development, manufacture, marketing and sale of products for the digital transmission of data.

     USE OF ESTIMATES    The preparation of financial statements in conformity
                         with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                         Actual results could differ from those estimates.

     LOSS PER SHARE      Loss per share is computed by dividing the net loss for
                         the period by the weighted average number of shares of common stock. Outstanding stock options are not included in the loss per share calculations as they are anti-dilutive.


2.   INCOME TAXES        The Company accounts for income taxes in accordance
                         with Statement of Financial Accounting Standards No.
                         109, ("SFAS 109") "Accounting for Income Taxes". Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                         As of September 30, 2004, the Company had a Federal net operating loss carryforward ("NOL") of approximately $1,919,000 that may be used to reduce taxable income in future years. As a result of changes in ownership of the Company, pursuant to Internal Revenue Code Section 382, the utilization of the NOL will be substantially reduced. In addition, due to uncertainties surrounding the Company's ability to utilize the NOL in future years the Company established a valuation allowance equal to the deferred tax asset.


3.   STOCK OPTIONS       At September 30, 2002, an individual held an
                         outstanding option to purchase 200,000 common shares at $0.10 per share which expired on July 26, 2003. There were no outstanding options at September 30, 2004 and 2003. No options were exercised for each of the three years ended September 30, 2004.

                                             APPLIED SPECTRUM TECHNOLOGIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

4.   RECENT ACCOUNTING
     PRONOUNCEMENTS      In May, 2003, the Financial Accounting Standards Board
                         issued SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This new standard did not impact the Company in 2003 or 2004.

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

                                (Not Applicable)




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         (a)  Directors of the Company
              ------------------------

Principal occupation and business.

         Director

Name of Director     Age        Experience
----------------     ---        ----------

Mark R. Littell      53         President, Norwood Venture Corp. since 1988, a
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



ITEM 11. EXECUTIVE COMPENSATION

         (a)  Cash Compensation
              -----------------

         The following table provides information as to the compensation of the executive officers for services rendered in all capacities during the fiscal year ended September 30, 2004 and to all executive officers as a group.

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


         (b)  Compensation Pursuant to Plans
              ------------------------------

              (None)

         (c)  Director's Compensation
              -----------------------

              Mr. Littell has waived his director's fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

         The following table sets forth information pertaining to directors, executive officers and persons who, to the best of AST's knowledge owned beneficially more than five percent (5%) of the voting common stock of AST as of September 30, 2004.


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

(6) Mr. Littell's business address is 65 Norwood Avenue, Upper Montclair, N.J. 07043.


         (b)  Changes in Control
              ------------------

              None


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                            PAGE
                                                                            ----
No.
---

(a)      1.   Financial Statements: Reference is made to the
              Index to Financial Data contained in this Report               8

         2.   Reference is made to the Exhibit Index contained
              in this Report                                                20


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

ITEM 14. (A)3.EXHIBITS

         The following is a complete list of Exhibits filed or incorporated by reference as a part of this Report:

                       APPLIED SPECTRUM TECHNOOGIES, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2004


ITEM NO.      DESCRIPTION                        METHOD OF FILING
--------      -----------                        ----------------
1.1           Forms of Underwriting     Incorporated by reference to Exhibit 1.1
to

              Agreement and Dealer      the Company's Registration Statement on
              Agreement.                Form S-1 (File No. 33-17959)

3.1           Amended and Restated      Incorporated by reference to Exhibit 3.1
              Articles of               to the Company's Registration Statement
              Incorporation of the      on Form S-1 (File No. 33-17959)
              Company.

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

4.2           Amended and Restated      Incorporated by reference to Exhibit 4.4
              Articles of               to the Company's Registration Statement
              Incorporation of the      on Form S-1 (File No. 33-17959)
              Company) See Exhibit
              3.1).

4.3           By-laws of the Company    Incorporated by reference to Exhibit 4.5
              (see Exhibit 3.2).        to the Company's Registration Statement
                                        on Form S-1 (File No. 33-17959)

4.4           Agreement for 1987        Incorporated by reference to Exhibit 4.6
              Bridge Financings,        to the Company's Registration Statement
              Conversion and Sale       on Form S-1 (File No. 33-17959)
              of Shares, dated
              September 18, 1987
              between the Company
              and certain
              shareholders.

4.5           Form of Convertible       Incorporated by reference to Exhibit 4.1
              Debentures issued         to the Company's Registration Statement
              pursuant to Agreement     on Form S-1 (File No. 33-17959)
              for 1987 Bridge
              Financing, Conversion
              and Sales of Shares.

4.6           Amended and Restated      Incorporated by reference to Exhibit 4.8
              Registration Agreement,   to the Company's Registration Statement
              dated April 11, 1985,     on Form S-1 (File 33-17959)
              between the Company and
              certain shareholders.

4.7           Amendment dated October   Incorporated by reference to Exhibit
              28, 1987 to Agreement     4.10 to the Company's Registration
              for 1987 Bridge           Statement on Form S-1
              Financing Conversion      (File No. 33-17959)
              and Sales of Shares.

10.1          Employment Agreement      Incorporated by reference to Exhibit
              dated December 12,        10.3 to the Company's Registration
              1985 between the          Statement on Form S-1
              Company and Richard V.    (File No. 33-17959)
              Palermo.

10.2          Exclusive License         Incorporated by reference to Exhibit
              Agreement dated July      10.20 to the Company's Registration
              16, 1986, between the     Statement on Form S-1
              Company and Morse         (File No. 33-17959)
              Security Group, Inc.

10.3          License Agreement dated   Incorporated by reference to Exhibit
              January 30, 1986,         10.21 to the Company's Registration
              between the Company and   Statement on Form S-1(File No.33-17959)
              Databit, Inc.

10.4          Agreement dated April     Incorporated by reference to Exhibit
              11, 1986, between the     10.22 to the Company's Registration
              Company and Databit,      Statement on Form S-1
              Inc., as amended.         (File No. 33-17959)

10.5          Amendment to Agreement    Incorporated by reference to Exhibit
              with Siemens Data         10.30 to the Company's Form 10-K for the
              Switching Systems, Inc.   period ending September 30, 1988
                                        (File No. 0-16397)

10.6          Form of Amendment to      Incorporated by reference to Exhibit
              Warrant Agreement dated   10.32 to the Company's Form 10-K for the
              December 18, 1987.        period ending September 30, 1988
                                        (File No. 0-16397)

10.7          Agreement dated March     Incorporated by reference to Exhibit
              30, 1998, between the     10.30 to the Company's Form 10-K for the
              Company and Digi-Voice    period ending September 30, 1989
              Corporation.              (File No. 0-16397)

10.8          Agreement dated March     Incorporated by reference to Exhibit
              19, 1990, between the     10.18 to the Company's Form 10-K for the
              Company and Norwood       period ending September 30, 1990
              Venture Corp.             (File No. 0-16397)

10.9          Applied Spectrum          Incorporated by reference to Exhibit
              Technologies, Inc.        10.19 to the Company's 1990 Stock Option
              1990 Stock Option Plan    Plan Form 10-K for the period ending
                                        September 30, 1990 (File No. 0-16397)

10.10         Agreement dated August    Incorporated by reference to Exhibit
              31, 1990, between the     10.22 to the Company's Form 10-K for the
              Company and Digi-Voice    period ending September 30, 1990
              Corporation amended.      (File No. 0-16397)

10.11         Agreement dated December  Incorporated by reference to Exhibit
              14, 1990, between the     10.23 to the Company's Form 10-K for the
              Company and Norwood       period ending September 30, 1990
              Venture Corp. as amended. (File No. 0-16397)

10.12         Agreement dated November  Incorporated by reference to Exhibit
              30, 1990, between the     10.17 to the Company's Form 10-K for the
              Company and Penril Corp.  period ending September 30, 1991
                                        (File No. 0-16397)

10.13         Agreement dated January   Incorporated by reference to Exhibit
              1, 1991, between the      10.18 to the Company's Form 10-K for the
              Company and Memotec       period ending September 30, 1991
              Datacom, Inc.             (File No. 0-16397)

10.14         Agreement dated January   Incorporated by reference to Exhibit
              1, 1991, between the      10.19 to the Company's Form 10-K for the
              Company and Memotec       period ending September 30, 1991
              Datacom, Inc.             (File No. 0-16397)

10.15         Amendment dated March     Incorporated by reference to Exhibit
              13, 1991, to Agreement    10.21 to the Company's Form 10-K for the
              dated August 30, 1989,    period ending September 30, 1991
              between the Company       (File No. 0-16397)
              and Digi-Voice Corp.

10.16         Amendment dated March     Incorporated by reference to Exhibit
              29, 1991, to the          10.22 to the Company's Form 10-K for the
              Agreement dated March     period ending September 30, 1991
              19, 1990 between the      (File No. 0-16397)
              Company and Norwood
              Venture Corp.

10.17         Employment Agreement      Incorporated by reference to Exhibit
              dated April 25, 191       10.24 to the Company's Form 10-K for the
              between the Company       period ending September 30, 1991
              and Edward Mackay.        (File No. 0-16397)

10.18         Amendment dated March     Incorporated by reference to Exhibit
              19, 1992, to the          10.27 to the Company's Form 10-K for the
              Agreement dated March     period ending September 30, 1992
              19, 1990 between the      (File No. 0-16397)
              Company and Norwood
              Venture Corp.

10.19         Agreement dated June      Incorporated by reference to Exhibit
              30, 1992, between the     10.30 to the Company's Form 10-K for the
              Company and               period ending September 30, 1992
              Data-Products of New      (File No.0-16397)
              England, Inc.

10.20         Employment Agreement      Incorporated by reference to Exhibit
              dated July 14, 1993,      10.20 to the Company's Form 10-K for the
              between the Company       period ending September 30, 1993
              and Edward Mackay.        (File No. 0-16397)

10.21         Agreement dated August    Incorporated by reference to Exhibit
              19, 1993, between the     10.21 to the Company's Form 10-K for the
              Company and HT            period ending September 30, 1993
              Communications, Inc.      (File No. 0-16397)

10.22         Agreement dated           Incorporated by reference to Exhibit
              December 1, 1993,         10.22 to the Company's Form 10-K for the
              between the Company and   period ending September 30, 1993
              HT Communications, Inc.   (File No. 0-16397)

10.23         Amendment to Employment   Incorporated by reference to Exhibit
              Agreement dated July      10.23 to the Company's Form 10-K for the
              14, 1993, between the     period ending September 30, 1994
              Company and Edward        (File No. 0-16397)
              Mackay.

10.24         Agreement dated April     Incorporated by reference to Exhibit
              11, 1995, between the     10.24 to the Company's Form 10-K for the
              Company and HT            period ending September 30, 1995
              Communications, Inc.      (File No. 0-16397)

10.25         Amendment dated April     Incorporated by reference to Exhibit
              28, 1995, to Agreement    10.25 to the Company's Form 10-K for the
              date August 30, 1989,     period ending September 30, 1995
              between the Company       (File No. 0-16397)
              and Digi-Voice
              Corporation.

11.1          Computation of per        Filed Herewith
              share earnings.





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   12/28/04                  APPLIED SPECTRUM TECHNOLOGIES, INC.


                                   By   /s/ Mark R. Littell
                                        ----------------------------------------
                                        Mark R. Littell
                                        Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the Capacities and on the dates indicated:


Dated:   12/28/04                  By   /s/ Mark R. Littell
                                        ----------------------------------------
                                        Mark R.Littell
                                        Chief Executive Officer


Dated:   12/28/04                  By   /s/ Mark R. Littell
                                        ----------------------------------------
                                        Mark R. Littell
                                        Director