Form 10-Q
period 2004-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2005-01-27
CIK 705868

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended December 31, 2004             Commission File Number 0-16397


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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed from last report)


            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [X]           No  [_]

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2005, was 2,953,941.

================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

                     Statements of Operations for the three                   3
                     months ended December 31, 2004 and 2003

                     Balance Sheets as of December 31, 2004                   4
                     and September 30, 2004

                     Statements of Cash Flows for the                         5
                     three months ended December 31, 2004 and 2003

                     Notes to Financial Statements -                          6
                     December 31, 2004

         Item 2. Management's Discussion and Analysis of                      7
         -----------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------


Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                         DECEMBER 31
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
REVENUES
Net sales                                         $     --       $     --
Sublicensing revenues                                   --             --
     Total revenues                                     --             --

Cost of product sold                                    --             --
                                                  ----------     ----------
     Gross profit                                       --             --

General and administrative expense                      --             --
                                                  ----------     ----------
Operating profit (loss)                                 --             --

  Interest expense                                      --             --
  Interest income                                         90             41
  Other income (expense)                                --             --
                                                  ----------     ----------
     Net profit (loss)                            $       90     $       41

Net profit (loss) per share                       $     0.00     $     0.00

Weighted average number of shares outstanding      2,953,941      2,953,941




See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                DECEMBER 31,      SEPTEMBER 30,
                                                    2004              2004
                                                ------------      ------------




ASSETS

CURRENT ASSETS
    Cash                                        $     26,127      $     26,580
    Other                                               --                --
                                                ------------      ------------
                 Total current assets                 26,127            26,580

PROPERTY AND EQUIPMENT
    Equipment at fair market value                      --                --
                                                ------------      ------------
                                                $     26,127      $     26,580


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $      7,491      $      8,034
    Other accrued expenses                             7,500             7,500
                                                ------------      ------------
                  Total current liabilities     $     14,991      $     15,534


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                       29,539            29,539
    Additional paid-in capital                    16,062,413        16,062,413
    Accumulated deficit                          (16,080,816)      (16,080,906)
                                                ------------      ------------

                                                      11,136            11,046
                                                ------------      ------------

                                                $     26,127      $     26,580

             See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                  DECEMBER 31
                                           --------------------------
OPERATING ACTIVITIES                          2004            2003
                                           ----------      ----------

    Net profit (loss)                      $       90      $       41
    Net cash flow from (used for)
    working capital                              (543)           (751)
                                           ----------      ----------
    Net cash from operating activities           (453)           (710)

INVESTING ACTIVITIES                             --              --
    Net cash from investing activities           --              --
                                           ----------      ----------

FINANCING ACTIVITIES
    Proceeds from issuance of stock              --              --
                                           ----------      ----------

    Net cash from financing activities           --              --

INCREASE (DECREASE) IN CASH                      (453)           (710)

    Cash beginning of period                   26,580          28,894
                                           ----------      ----------

CASH END OF PERIOD                         $   26,127      $   28,184
                                           ----------      ----------





See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2004.

NOTE B -- WEIGHTED AVERAGE SHARES

Weighted average number of shares includes shares of common stock outstanding during the period. Outstanding stock options and warrants are not included in the loss per share calculations as they are considered anti-dilutive.

NOTE C -- SIGNIFICANT EVENTS

At a Special Shareholders' Meeting on November 17, 2000, the Shareholders revoked the Plan of Dissolution. In August, 2001 a liquidating dividend of approximately $212,000 was paid pro-rata to shareholders.

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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
-------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the period.

Expenses
--------

None.

Interest Income
---------------

Interest income of $90 in the period was earned on cash balances.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $453 during the period.

Part II. Other Information

None.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  January 27, 2005                      /s/ Mark R. Littell
                                             ----------------------------
                                             Mark R. Littell
                                             Chief Executive Officer



                                             /s/ Mark R. Littell
                                             ----------------------------
                                             Mark R. Littell
                                             Director