Form 10-Q
period 2005-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2005-05-12
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 2005                  Commission File Number 0-16397


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

                           --------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                           --------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 2005, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

            Statements of Operations for the three and six
            months ended March 31, 2005 and 2004                              3

            Balance Sheets as of  March 31, 2005
            and September 30, 2004                                            4

            Statements of Cash Flows for the
            six months ended March 31, 2005 and 2004                          5

            Notes to Financial Statements -
            March 31, 2005                                                    6

         Item 2. Management's Discussion and Analysis of
         -----------------------------------------------
         Financial Condition and Results of Operations                        7
         ---------------------------------------------


Part II. Other Information                                                    8

Signature                                                                     9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                            MARCH 31               MARCH 31
                                      -------------------    -------------------

                                        2005       2004        2005       2004

REVENUES
Net sales                             $    --    $    --     $    --    $    --
Sublicensing revenues                      --         --          --         --
     Total revenues                        --         --          --         --

Cost of product sold                       --         --          --         --
                                      --------   --------    --------   --------
     Gross profit                          --         --          --         --

General and administrative expense         --         --          --         --

Operating profit (loss)                    --         --          --         --

  Interest expense                         --         --          --         --
  Interest income                          101         39         191         80
  Other income                             --         --          --         --
  (expense)
                                      --------   --------    --------   --------
     Net profit                       $    101   $     39    $    191   $     80
(loss)

Net profit (loss) per share           $   0.00   $   0.00    $   0.00   $   0.00

Weighted average number of shares
outstanding                          2,953,941  2,953,941   2,953,941  2,953,941



                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                      MARCH 31,    SEPTEMBER 30,
                                                        2005           2004
                                                    -----------    -----------

ASSETS

CURRENT ASSETS
    Cash                                            $    17,160    $    26,580
    Other                                                   --             --
                                                    -----------    -----------
                 Total current assets                    17,160         26,580

PROPERTY AND EQUIPMENT
    Equipment at fair market value                          --             --
                                                    -----------    -----------
                                                    $    17,160    $    26,580


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                $     5,923    $     8,034
    Other accrued expenses                                  --           7,500
                                                    -----------    -----------
                  Total current liabilities         $     5,923    $    15,534


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                          29,539         29,539
    Additional paid-in capital                       16,062,413     16,062,413
    Accumulated deficit                             (16,080,715)   (16,080,906)
                                                    -----------    -----------
                                                         11,237         11,046
                                                    -----------    -----------
                                                    $    17,160    $    26,580

                        See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                             MARCH 31
                                                    --------------------------
OPERATING ACTIVITIES                                    2005           2004
                                                    -----------    -----------

    Net profit (loss)                               $       191    $        80
    Net cash flow from (used for)
         working capital                                 (9,611)        (1,264)
                                                    -----------    -----------
     Net cash from operating activities                  (9,420)        (1,184)

INVESTING ACTIVITIES

    Net cash from investing activities                      --             --
                                                    -----------    -----------


FINANCING ACTIVITIES
    Proceeds from issuance of stock                         --             --

    Net cash from financing activities                      --             --
                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                              (9,420)        (1,184)

    Cash beginning of period                             26,580         28,894
                                                    -----------    -----------

CASH END OF PERIOD                                  $    17,160    $    27,710
                                                    -----------    -----------


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

NOTE D -- OWNERSHIP

On January 20, 1995 Norwood Venture Corp. (Norwood), the Company's major shareholder, exercised warrants to 957,877 shares of common stock at a price of $.01 per share. Following the exercise, Norwood owned 2,282,564 shares or 77.27% of the Company.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005
------------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the periods.

Expenses
--------

None.

Interest Income
---------------

Interest income was $101 and $191 for the three and six month periods, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $9,420 during the six month period due to the payment of accrued legal, filing and accounting expenses.



Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.


                                         APPLIED SPECTRUM TECHNOLOGIES, INC.



Date:  May 12, 2005                      /s/ Mark R. Littell
                                         ----------------------------
                                         Mark R. Littell
                                         Chief Executive Officer



                                         /s/ Mark R. Littell
                                         ----------------------------
                                         Mark R. Littell
                                         Director