Form 10-Q
period 2005-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2005-07-28
CIK 705868

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                  Quarterly Report Under Section 13 of 15(d) of
                       the Securities Exchange Act of 1934

                           ---------------------------

For Quarter Ended June 30, 2005                   Commission File Number 0-16397

                           ---------------------------

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

                                 Yes [X] No [ ]

                           ---------------------------

The number of shares of registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 2005, was 2,953,941.
================================================================================

                       APPLIED SPECTRUM TECHNOLOGIES, INC.


                                      INDEX

                                                                           PAGE

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)
         ----------------------------

             Statements of Operations for the three and
             nine months ended June 30, 2005 and 2004                        3

             Balance Sheets as of  June 30, 2005 and
             September 30, 2004                                              4

             Statements of Cash Flows for the nine months
             ended June 30, 2005 and 2004                                    5

             Notes to Financial Statements - June 30, 2005                   6

         Item 2. Management's Discussion and Analysis of
         -----------------------------------------------
             Financial Condition and Results of Operations                   7
             ---------------------------------------------


Part II. Other Information                                                   8

Signature                                                                    9

PART 1. FINANCIAL INFORMATION


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                              JUNE 30                   JUNE 30
                                       ---------------------     ---------------------
                                          2005        2004          2005        2004
REVENUES
Net sales                              $     --    $     --      $     --    $     --
Sublicensing revenues                        --          --            --          --
     Total revenues                          --          --            --          --

Cost of product sold                         --          --            --          --
                                       ---------   ---------     ---------   ---------
     Gross profit                            --          --            --          --

General and administrative expense             0           0             0           0

Operating profit (loss)                        0           0             0           0

  Interest expense                           --          --            --          --
  Interest income                            102          38           293         118
  Other income (expense)                     --          --            --          --
                                       ---------   ---------     ---------   ---------
     Net profit                        $     102   $      38     $     293   $     118
(loss)

Net profit (loss) per share               ($0.00)     ($0.00)       ($0.00)     ($0.00)

Weighted average number of shares
 outstanding                           2,953,941   2,953,941     2,953,941   2,953,941



See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                     JUNE 30,     SEPTEMBER 30,
                                                       2005            2004
                                                   -----------     -----------

ASSETS

CURRENT ASSETS
    Cash                                           $    15,664     $    26,580
    Other                                                  --              --
                                                   -----------     -----------
                 Total current assets                   15,664          26,580

PROPERTY AND EQUIPMENT
    Equipment at fair market value                         --              --
                                                   -----------     -----------
                                                   $    15,664     $    26,580


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $     4,325     $     8,034
    Other accrued expenses                                 --            7,500
                                                   -----------     -----------
                  Total current liabilities        $     4,325     $    15,534


SHAREHOLDERS' EQUITY
    Common Stock, par value $.01 per share
    authorized 10,000,000 shares, issued
    and outstanding - 2,953,941                         29,539          29,539
    Additional paid-in capital                      16,062,413      16,062,413
    Accumulated deficit                            (16,080,613)    (16,080,906)
                                                   -----------     -----------

                                                        11,339          11,046
                                                   -----------     -----------
                                                   $    15,664     $    26,580

See notes to financial statements

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                             JUNE 30

OPERATING ACTIVITIES                                   2005            2004
                                                   -----------     -----------

    Net profit (loss)                              $       293     $       118
    Net cash flow from (used for)
    working capital                                    (11,209)         (1,878)
                                                   -----------     -----------
    Net cash from operating activities                 (10,916)         (1,760)

INVESTING ACTIVITIES
    Net cash from investing activities                     --              --
                                                   -----------     -----------
                                                           --              --

FINANCING ACTIVITIES
    Proceeds from issuance of stock                        --              --
                                                   -----------     -----------

    Net cash from financing activities                     --              --

INCREASE (DECREASE) IN CASH                            (10,916)         (1,760)

    Cash beginning of period                            26,580          28,894
                                                   -----------     -----------

CASH END OF PERIOD                                 $    15,664     $    27,134
                                                   -----------     -----------


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

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005
------------------------------------------------------------

Revenues
--------

The Company was inactive and had no sales revenue during the periods.

Expenses
--------

None.

Interest Income
---------------

Interest income was $102 and $293 for the three and nine month periods, respectively.

Capital Resources and Liquidity
-------------------------------

The Company's cash position was reduced by $10,916 during the nine month period due to the payment of accrued legal, filing and accounting expenses.

Part II. Other Information

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.


                                        APPLIED SPECTRUM TECHNOLOGIES, INC.



Date: July 27, 2005                         /s/ Mark R. Littell
                                            ----------------------------
                                            Mark R. Littell
                                            Chief Executive Officer


                                            /s/ Mark R. Littell
                                            ----------------------------
                                            Mark R. Littell
                                            Director