Form 10QSB/A
period 2004-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2005-12-28
CIK 705868

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2004

                         Commission File Number: 0-16397


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                       41-1419457
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


       c/o Norwood Ventures, 65 Norwood Avenue, Upper Montclair, NJ 07043
                    (Address of principal executive offices)


                                 (973) 783-1117
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of January 31, 2005, there were 2,953,941 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements


           Condensed Balance Sheets as of December 31, 2004
           and September 30, 2004 (unaudited)                                  1


           Condensed Statements of Operations for the three month
           periods ended December 31, 2004 and 2003 (unaudited)                2


           Condensed Statements of Cash Flows for the three month
           periods ended December 31, 2004 and 2003 (unaudited)                3


           Notes to Financial Statements (unaudited)                         4-6


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7-12


       Item 3.  Controls and Procedures                                       13


   PART II.OTHER INFORMATION                                                  14

       Item 1.  Legal Proceedings
       Item 2.  Changes in Securities and Use of Proceeds
       Item 3.  Defaults upon Senior Securities
       Item 4.  Submission of Matters to a Vote of Security Holders
       Item 5.  Other information
       Item 6.  Exhibits and Reports on Form 8-K

           Signatures                                                         15

           Certifications
                    Exhibit 31                                             16-17
                    Exhibit 32                                                18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                     December 31,  September 30,
                                                        2004           2004
                                                    ------------   ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSET
         Other assets                               $     26,127   $     26,580
                                                    ------------   ------------

TOTAL ASSETS                                        $     26,127   $     26,580
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses      $     14,991   $     15,534
                                                    ------------   ------------

         Total Current Liabilities                        14,991         15,534

STOCKHOLDERS' EQUITY
         Common stock, $0.01 par value, 10,000,000
               shares authorized, 2,953,541 shares
               issued and outstanding                     29,539         29,539
         Additional paid-in capital                   16,062,863     16,062,413
         Accumulated deficit                         (16,081,266)   (16,080,906)
                                                    ------------   ------------

         Total Stockholders' Equity                       11,136         11,046
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $     26,127   $     26,580
                                                    ============   ============



   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months
                                                           Ended December 31,
                                                         2004           2003
                                                     ------------    -----------

Revenue                                              $        --     $        --

Operating expenses:
         General and administrative expenses                 450              --
                                                     -----------     -----------

Loss from operations                                        (450)             --

Other income (expense):
         Interest expense                                     --              --
         Interest income                                      90              41
                                                     -----------     -----------

Net income (loss)                                    $      (360)    $        41
                                                     ===========     ===========


Net income (loss) per share
         (basic and diluted)                         $     (0.00)    $      0.00
                                                     ===========     ===========

Weighted average shares of common
         stock outstanding                             2,953,941       2,953,941
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Three Months
                                                              Ended December 31,
                                                               2004       2003
                                                              -----      -----


CASH FLOWS FROM OPERATIONS
Net income (loss)                                             $(360)     $  41
Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
                    Rent expense contributed
                                                                450         --

               Changes in:
                    Accounts payable                           (543)      (751)
                           Other assets                         453        710
                                                              -----      -----


               Net cash provided by (used in) operating
                    activities                                   --         --
                                                              -----      -----

Net increase (decrease) in cash                                  --         --

Cash, beginning of period                                        --         --
                                                              -----      -----

Cash, end of period                                           $  --      $  --
                                                              =====      =====


   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Applied Spectrum Technologies, Inc. ("the Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending September 30, 2004 and 2003. Operating results for the three months ending December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

     The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-K for the year ending September 30, 2004.

     Use of Estimates

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     Net Loss Per Share

     Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended December 31, 2004 and 2003, as their effect is anti-dilutive.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

     Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the three months ended December 31, 2004 and 2003, respectively. There were no options issued during the three months ended December 31, 2004 and 2003, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has authorized 10,000,000 shares of common stock with a par value of $0.01 per share. There were 2,953,541 shares of common stock outstanding at December 31, 2004.

     There were no outstanding options or warrants at December 31, 2004.

NOTE 3 - INCOME TAXES

     At December 31, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,919,000 that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at December 31, 2004.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTION

     Mr. Mark Littell, the Company's Chief Executive Officer is also President of Norwood Venture Corp., a shareholder in the Company. The Company maintains its office in the office of Norwood Venture. The office space provided by Norwood Venture has been valued at $150 per month and has been accounted for contributed capital since there is no actual cash payments involved. For the quarter ended December 31, 2004, the Company had recorded $450 of rent expense as contributed capital.

NOTE 5 - OTHER ASSETS

     Other assets consist of three bank accounts held in the name of Norwood Venture Corp., a related party (see Note 4), for the benefit of the Company. These funds are segregated and are for specific use by Applied Spectrum Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form
10-QSB or included in our previous filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company Background

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

During fiscal 1994, the Company began implementing a plan of voluntary dissolution pursuant to Minnesota law that was approved by its shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under the Company's Plan of Dissolution, most of its assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995, most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996, the Company continued to collect license fees and payments on one equipment lease. The results of the Plan of Dissolution were successful and all liabilities and expenses were either paid or were covered in reserves. On November 17, 2000, a Special Meeting of the shareholders of the Company was held at which time the Plan of Dissolution was revoked. Pursuant to the proposal for revocation, a liquidating dividend of approximately $212,000 was paid pro-rata to shareholders in August 2001. The Company has been inactive since 1994.

Prior to implementation  of the Plan of Dissolution,  the Company was engaged in
the   development,   manufacture,   marketing  and  sale  of  digital   business
communication systems.

Results of Operations

During the three months ended December 31, 2004, the Company was inactive and had no sales revenue and$450 of expense for office rent. The Company received interest income of $90 in the period. Certain current quarter expenditures of maintaining the Company have been offset against estimated accrued expenses recorded in connection with the liquidating dividend payable from 2001.

Liquidity and Capital Resources

                                                Three Months Ended December 31,

                                                    2004               2003
                                              ---------------    ---------------

Operating activities                          $            --    $            --
Investing activities                                       --                 --
Financing activities                                       --                 --
                                              ---------------    ---------------

      Net effect on cash                      $            --    $            --
                                              ===============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations (continued)

General Business Plan

Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly referred to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations (continued)

General Business Plan (continued)

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as
(i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition;
(v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades;
(xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations (continued)

General Business Plan (continued)

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations (continued)

General Business Plan (continued)

In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefore; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

ITEM 3.  CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended December 31, 2004. As of the end of the period covered by this report, the
Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          31   Certification   of  Chief   Executive   Officer  of  the  Company
               Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

          32 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

          (b)  Reports on Form 8-K

               None

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          APPLIED SPECTRUM TECHNOLOGIES, INC.


Date: December 28, 2005                   By: /s/ Mark R. Littell
                                              ---------------------------------
                                              Chief Executive Officer