Form 10QSB/A
period 2005-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2005-12-28
CIK 705868

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2005


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

As of April 30, 2005, there were 2,953,941 shares of common stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements


           Condensed Balance Sheets as of March 31, 2005
           and September 30, 2004 (unaudited)                                  1


           Condensed Statements of Operations for the three and six
           month periods ended March 31, 2005 and 2004 (unaudited)             2


           Condensed Statements of Cash Flows for the six month
           periods ended March 31, 2005 and 2004 (unaudited)                   3


           Notes to Financial Statements (unaudited)                         4-6


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7-12


       Item 3.  Controls and Procedures                                       13


   PART II.OTHER INFORMATION                                                  14

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                       March 31,   September 30,
                                                         2005           2004
                                                     ------------   ------------
                                                      (Unaudited)

ASSETS

CURRENT ASSET
         Other assets                                $     17,160   $     26,580
                                                     ------------   ------------

TOTAL ASSETS                                         $     17,160   $     26,580
                                                     ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses       $      5,923   $     15,534
                                                     ------------   ------------

         Total Current Liabilities                          5,923         15,534

STOCKHOLDERS' EQUITY
         Common stock, $0.01 par value, 10,000,000
               shares authorized, 2,953,541 shares
               issued and outstanding                     29,539         29,539
         Additional paid-in capital                   16,063,313     16,062,413
         Accumulated deficit                         (16,081,615)   (16,080,906)
                                                    ------------   ------------

         Total Stockholders' Equity                       11,237         11,046
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $     17,160   $     26,580
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended            Six Months Ended
                                               March 31,                    March 31,
                                          2005           2004          2005           2004
                                      -----------    -----------   -----------    -----------
Revenue                               $        --    $        --   $        --    $        --

Operating expenses:
         General and administrative
               expenses                       450             --           900             --
                                      -----------    -----------   -----------    -----------

Loss from operations                         (450)            --          (900)            --

Other income (expense):
         Interest expense                      --             --            --             --
         Interest income                      101             39           191             80
                                      -----------    -----------   -----------    -----------


Net income (loss)                     $      (349)   $        39   $      (709)   $        80
                                      ===========    ===========   ===========    ===========


Net income (loss) per share
         (basic and diluted)          $     (0.00)   $      0.00   $     (0.00)   $      0.00
                                      ===========    ===========   ===========    ===========

Weighted average shares of
         common stock outstanding       2,953,941      2,953,941     2,953,941      2,953,941
                                      ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months
                                                               Ended March 31,
                                                               2005       2004
                                                             -------    -------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                            $  (709)   $    80
Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
                    Rent expense contributed
                                                                 900         --

               Changes in:
                    Accounts payable                          (9,611)    (1,264)
                           Other assets                        9,420      1,184
                                                             -------    -------


               Net cash provided by (used in) operating
                    activities                                    --         --
                                                             -------    -------

Net increase (decrease) in cash                                   --         --

Cash, beginning of period                                         --         --
                                                             -------    -------

Cash, end of period                                          $    --    $    --
                                                             =======    =======


   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending September 30, 2004 and 2003. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

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

     Net Loss Per Share
     Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2005 and 2004, as their effect is anti-dilutive.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

     Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the three months ended March 31, 2005 and 2004, respectively. There were no options issued during the three months ended March 31, 2005 and 2004, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has authorized 10,000,000 shares of common stock with a par value of $0.01 per share. There were 2,953,541 shares of common stock outstanding at March 31, 2005.

     There were no outstanding options or warrants at March 31, 2005.

NOTE 3 - INCOME TAXES

     At March 31, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,919,000 that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2005.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTION

      Mr. Mark Littell, the Company's Chief Executive Officer is also President of Norwood Venture Corp., a shareholder in the Company. The Company maintains its office in the office of Norwood Venture. The office space provided by Norwood Venture has been valued at $150 per month and has been accounted for contributed capital since there is no actual cash payments involved. For the three and six months ended March 31, 2005, the Company had recorded $450 and $900, respectively, of rent expense as contributed capital.

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

Results of Operations

During the three and six months ended March 31, 2005, the Company was inactive and had no sales revenue and $450 and $900 of expense for office rent, respectively. For the three and six months ended March 31, 2005, the Company received interest income of $101 and $191, respectively. Certain current quarter expenditures of maintaining the Company have been offset against estimated accrued expenses recorded in connection with the liquidating dividend payable from 2001.

Liquidity and Capital Resources

                                                   Six Months Ended March 31,
                                                    2005               2004
                                              ---------------    ---------------

Operating activities                          $            --    $            --
Investing activities                                       --                 --
Financing activities                                       --                 --
                                              ---------------    ---------------

      Net effect on cash                      $            --    $            --
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

ITEM 3.  CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended March 31, 2005. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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