Form 10KSB
period 2005-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2005-12-28
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number: 0-16397


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     41-2185030
(State or other  jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)


                  65 Norwood Avenue, Upper Montclair, NJ 07043
                    (Address of principal executive offices)


                                 (973) 783-1117
                           (Issuer's telephone number)


       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Issuer's revenues for its most recent fiscal year:    $0
                                                     ----

As of December 12, 2005, 2,953,941 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on December 12, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $134,275.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

Item Number and Caption                                                         Page

PART I

Item 1.      Description of Business..............................................1

Item 2.      Description of Properties............................................6

Item 3.      Legal Proceedings....................................................6

Item 4.      Submission of Matters to a Vote of Security Holders..................6


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.............7

Item 6.      Management's Discussion and Analysis or Plan of Operations...........7

Item 7.      Financial Statements................................................12

Item 8.      Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure................................................12

Item 8A.     Controls and Procedures.............................................13


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act....................13

Item 10.    Executive Compensation...............................................15

Item 11.    Security Ownership of Certain Beneficial Owners and Management.......15

Item 12.    Certain Relationships and Related Transactions.......................16

Item 13.    Exhibits and Reports on Form 8-K.....................................17

Item 14.    Principal Accountant Fees and Services...............................18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Summary

     Applied Spectrum Technology, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently are a shell company and have nominal assets and business operations.

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

     We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and background

     We were organized as a Minnesota corporation on February 17, 1982. The technology on which our original products were based, including Spread Spectrum Technology, permit data and telemetry to be transmitted simultaneously over telephone wire without interfering with normal voice service. Our were known as data/voice multiplexing ("DVM") equipment and were aimed at operating telephone companies in the telecommunications market. Our lack of financial resources caused us to pursue a plan of dissolution as approved by our Board of Directors and approved by our shareholders on November 30, 1993.

     During fiscal 1994, we began implementing a plan of voluntary dissolution pursuant to Minnesota law that was approved by our shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under our plan of dissolution, most of our assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995, most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996, we continued to collect license fees and payments on one equipment lease. The results of the plan of dissolution were successful and all liabilities and expenses were either paid or were covered in reserves.

     On November 17, 2000, a Special Meeting of the shareholders of the Company was held at which time the plan of dissolution was revoked. Pursuant to the proposal for revocation, a liquidating dividend of approximately $212,000 was paid pro-rata to our shareholders in August 2001. We have been inactive since 1994.

Redomestication Merger

     On October 7, 2005, we and Applied Spectrum Technologies, Inc., a Delaware corporation ("Applied - Delaware") entered into a certain Agreement and Plan of Merger ("Plan of Merger"). Pursuant to the Plan of Merger, subject to stockholder approval, we were to merge with and into Applied - Delaware for the purposes of the redomestication from the State of Minnesota to the State of Delaware (the "Merger"). On October 24, 2005, we filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission for the purpose of voting on the Merger.

     On November 14, 2005, the holders of a majority of our outstanding shares of common stock approved the Merger. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005. The full text of the Articles of Merger together with the accompanying Plan of Merger were attached as Exhibit 2.1 to our Current Report filed with the SEC on November 17, 2005.

     Pursuant to the  Merger,  (i) we changed our  corporate  domicile  from the
State of Minnesota to the State of Delaware; (ii) the Certificate of Incorporation and Bylaws of Applied - Delaware became the equivalent of our certificate of incorporation and by-laws, respectively; (iii) the number of shares of authorized stock changed from 10,000,000 shares of common stock, par value of $0.01 per share, to 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share; (iv) each share of our common stock automatically converted into one share of common stock of Applied - Delaware; and (v) Applied - Delaware continued as a reporting company under the Securities Exchange Act of 1934, as amended, with its common stock quoted and trading on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. ("OTC BB") upon consummation of the Merger.

     Applied - Delaware is the surviving corporation in the Merger, and all references hereinafter to the "Company", "we", "us", and "our" shall refer to the surviving corporation. Immediately following the Merger, Applied - Delaware had 2,953,941 shares of common stock outstanding, which is the same number of shares outstanding immediately prior to the Merger. The trading of shares of our common stock on the OTC BB will continue under the same ticker symbol, "APSP." Mark R. Littell, our sole director and our Chief Executive Officer and Chief Financial Officer prior to the Merger continued in such positions after the Merger. of Applied - Delaware.

     We currently have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our stockholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our management team, which will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

     In connection with a business combination, significant additional shares of common stock will need to be issued to the owners of the operating company since we do not have significant assets of our own to purchase the operating company. The acquisition issuance will significantly dilute the ownership interest of our current stockholders. In addition, at and following the time of the business combination, we will likely be required to issue shares of common stock, options, awards and warrants in connection with employee benefit plans and employment arrangements, for financing the future operations of the acquired business, for acquiring other businesses, for forming strategic partnerships and alliances, and for stock dividends and stock splits. Such issuances will result in further dilution to our current stockholders.

     We believe that the reincorporation in the State of Delaware will give us more flexibility and simplicity in various corporate transactions, including implementation and completion of a business combination with an operating business.

Proposed Change of Control Transaction

     On December 14, 2005, Norwood Venture Corp. ("Norwood Venture") and KI Equity Partners III, LLC ("KI Equity") entered into a certain securities purchase agreement, as amended ("Purchase Agreement"), which provides that, at the closing of the transactions contemplated under the Purchase Agreement ("Closing"), Norwood Venture will sell 2,281,302 shares of common stock, representing approximately 77.2% of our outstanding shares of common stock, to KI Equity at a price of $175,000. The closing of the transaction contemplated by the Purchase Agreement is contingent on several factors, including but not limited to the delivery of various closing documents and certificates, the resignation of our existing officers as of the Closing, and resignation of our current sole director effective upon the expiration of the ten-day period after the filing with the SEC, and mailing to our stockholders, of an information statement under Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated under the Exchange Act ("Information Statement").

     Mark R. Littell, our sole officer and director, is the President and controlling stockholder of Norwood Venture. The Purchase Agreement provides that Mark R. Littell shall resign his officer positions with us effective as of the Closing and that we shall, effective as of the Closing, appoint Kevin R. Keating as a director, and our President, Treasurer and Secretary.

     The Purchase Agreement further contemplates that Mark R. Littell will continue as one of our directors following the Closing until such time as we comply with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated under the Exchange Act. The Information Statement was filed with the SEC on December 15, 2005 and was mailed to our stockholders on or about December 19, 2005. As such, Mark R. Littell is expected to submit his resignation as a director effective as of the expiration of the ten (10) day period following the filing of the Information Statement. We will, to the extent permitted by applicable law, secure the resignation of, or remove, the existing directors and officers as set forth above so as to enable Kevin R. Keating to be appointed as a director and officer in accordance with the Purchase Agreement effective as of the Closing. Mark R. Littell has also indicated his intent to resign as an officer effective on the Closing and as a director effective as the expiration of the ten (10) day period following the filing of this information statement.

     We anticipate that, in connection with the proposed sale by Norwood Venture of certain shares of our common stock as contemplated by the Purchase Agreement, Mark R. Littell and Norwood Venture will enter into an agreement releasing us from any and all claims they have against us.

     Kevin R. Keating is the father of Timothy J. Keating, the majority member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the party acquiring the controlling interest in us pursuant to the Purchase Agreement. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity Partners III, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of Applied Spectrum's common stock to be acquired by KI Equity Partners III, LLC.

     We believe that, following the proposed change of control transaction, we will continue to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, which will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

Employees

     We currently do not have any employees. Our sole officer and a director, Mark R. Littell, serves in such capacities without salary or bonus.

Risk Factors

     An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

         1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

         3. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

         4. Type of Business Acquired. The type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

         5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

         6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

         7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

         8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

         9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

         10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

         11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

         12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

         13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

         14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

         15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

         16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

         17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

         18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our current offices are located at 65 Norwood Avenue, Upper Montclair, NJ 07043 which are the offices of Norwood Venture. The use of these offices is provided at no cost to us.

     We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3.  LEGAL PROCEEDINGS.

        We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended September 30, 2005. However, on November 14, 2005, at a special meeting of our stockholders, the holders of a majority of our outstanding shares of common stock approved the Merger which is described in more detail in Part I, Item I, above.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock was traded on the national, over-the-counter market under the symbol ASTI after our initial public offering in January 1988. However, we were notified by NASD that, due to low trading volume, it would not report transactions in our common stock after October 13, 1989.

     On September 16, 2005, our common stock commenced quotation on the Over-the-Counter Bulletin Board ("OTC BB") maintained by the NASD. Our trading symbol is APSP. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Based on information available to us, the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board during the period from September 16, 2005 through September 30, 2005 was $0.05 and $0.10, respectively. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

     The Company's transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado, 80401

     As of October 1, 2005, there were approximately 792 holders of record of our common stock.

     Other than the liquidating dividend paid in August, 2001, we have never declared or paid cash dividends on our common stock, and we do not intend to do so in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

     As a result of the Merger, effective November 17, 2005, the number of shares of our authorized stock changed from 10,000,000 shares of common stock, par value of $0.01 per share, to 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

Recent Sales of Unregistered Securities.

     There were no sales of unregistered securities during the fiscal years ended September 30, 2005, 2004 and 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

     Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

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

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

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

Results of Operations

    During the fiscal year ended September 30, 1994, we began implementing a plan of voluntary dissolution pursuant to Minnesota law that was approved by our shareholders at a Special Shareholders' Meeting held on November 30, 1993. Under our plan of dissolution, most of our assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During the fiscal year ended September 30, 1995, most of the tangible asset sales were collected and only technology licenses remained to be collected. During the fiscal year ended September 30, 1996, we continued to collect license fees and payments on one equipment lease. The results of the plan of dissolution were successful and all liabilities and expenses were either paid or were covered in reserves. On November 17, 2000, a Special Meeting of our shareholders was held at which time the plan of dissolution was revoked with the intention of using to the corporate shell to acquire an operating business.

    Pursuant  to  the  proposal  for  revocation,   a  liquidating  dividend  of
approximately $212,000 was paid pro-rata to our shareholders in August 2001. The Company has been inactive since 1994.

     For the year ended September 30, 2005, we had net income (loss) of $4,522, as compared with net income (loss) of $(9,686) for the year ended September 30, 2004. During the years ended September 30, 2005 and 2004, we were inactive and had no sales revenue. We received interest income of $410 and $180 for the fiscal years ended September 30, 2005 and 2004, respectively, which has been reflected in other income. Other income for the fiscal year ended September 30, 2005 totaling $5,912 relates to accrued liabilities being written off.

      During the fiscal year ended September 30, 2005, certain current year expenditures of maintaining our public company status totaling $6,120 were offset against estimated accrued expenses recorded in connection with the winding down of our business in 2001.

Liquidity and Capital Resources

     Our total assets as September 30, 2005 are $18,936, which are comprised of other assets. Our total liability as September 30, 2005 is $1,568. Total stockholders' equity as of September 30, 2005 is $17,368.

     We have no current commitments under operating or capital leases and have not entered into any contracts for financial derivative instruments such as futures, swaps and options.

     The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                                            Year Ended                       Year Ended
                                                        September 30, 2005               September 30, 2004
                                                        ------------------               ------------------
    Cash Flows from Operating Activities                        $0                               $0

    Cash Flows from Investing Activities                         0                                0

    Cash Flows from Financing Activities                         0                                0

    Net Change in Cash                                          $0                               $0

     Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain our liquidity in the near term.

Going Concern

     We have sustained recurring operating losses, currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Deferred Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews our deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by us, the ability of the post-acquisition business to utilize our net operating losses may be significantly impaired or eliminated. As of September 30, 2005, we have established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that we will generate sufficient future taxable income to allows us to realize the deferred tax asset.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                                                Page
    Report of Independent Registered Public Accounting Firm                                     F-1a
    Report of Previous, Independent Registered Public Accounting Firm                           F-1b
    Balance Sheets - As of September 30, 2005                                                   F-2
    Statements of Operations - For the years ended September 30, 2005 and 2004                  F-3
    Statement of Stockholders' Equity - For the years ended September 30, 2005 and 2004         F-4
    Statements of Cash Flows - For the years ended September 30, 2005 and 2004                  F-5
    Notes to Financial Statements                                                            F-6 to F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 13, 2005, we dismissed Hoberman, Miller, Goldstein & Lesser, CPA's, P.C. as our independent registered public accounting firm. The decision was approved by our Board of Directors.

     The report of Hoberman, Miller, Goldstein & Lesser, CPA's, P.C. on our financial statements for the fiscal years ended September 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion. During our fiscal years ended September 30, 2004 and 2003, there were no disagreements with Hoberman, Miller, Goldstein & Lesser, CPA's, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hoberman, Miller, Goldstein & Lesser, CPA's, P.C. would have caused Hoberman, Miller, Goldstein & Lesser, CPA's, P.C. to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years.

     On October 13, 2005, De Joya Griffith & Company, LLC was engaged as our new independent registered public accounting firm. During the two most recent fiscal years preceding the engagement of De Joya Griffith & Company, LLC, we did consult with De Joya Griffith & Company, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

      There were no disagreements with De Joya Griffith & Company, LLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to with the satisfaction of De Joya Griffith & Company, LLC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

      Name                Age                         Position
--------------------  -----------  ---------------------------------------------
Mark R. Littell           54       Chief  Executive  Officer,  Chief  Financial
                                            Officer and Director


     Mark R. Littell has been the Chief Executive Officer, Chief Financial Officer and a Director of Applied Spectrum since January 1998. Since May 1988, Mr. Littell has been the President and controlling stockholder of Norwood Venture Corp., a Small Business Investment Company ("SBIC"). Norwood Venture is the controlling stockholder of Applied Spectrum.

Audit Committee and Audit Committee Financial Expert

     Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
     o    Compliance with applicable governmental laws, rules and regulations;
     o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
     o    Accountability for adherence to the code.

     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to its principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

     Our directors and officers do not receive remuneration from us unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

     We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. Our Board of Directors is currently comprised of only one member, Mark R. Littell, who is also Applied Spectrum's sole officer acting as Chief Executive Officer and Chief Financial Officer. We have no employees, and any compensation for our directors and officers must be approved by the Board of Directors.

     We neither have a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of the sole member of the Board of Directors who is not independent. The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the sole Board member, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

     Because the management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Mark R. Littell.

Conflicts of Interest

     Certain conflicts of interest existed at September 30, 2005 and may continue to exist between us and our sole officer and director due to the fact that he has other business interests to which he devotes his attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to our business.

     Certain conflicts of interest may exist between us and our management, and conflicts may develop in the future. We have not established policies or procedures for the resolution of current or potential conflicts of interests between us, our officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of us, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned.

Indemnification

     Under Delaware law and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, our counsel has informed us that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section 16(a) reports they file. We are required to comply with Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to us.

ITEM 10. EXECUTIVE COMPENSATION

     The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

                                                                                Long Term Compensation
                                                                        --------------------------------------
                                         Annual Compensation                     Awards             Payouts
                               ---------------------------------------- -------------------------- -----------
                                                                                      Securities
        Name                                               Other        Restricted    Underlying
         and                                               Annual          Stock       Options/       LTIP        All Other
      Principal                  Salary      Bonus       Compensation     Award(s)    SARs (#)      Payouts       Compensation
      Position          Year       ($)        ($)           ($)             ($)          (2)          ($)            ($)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Mark R.  Littell (CEO   2005       $0          $0            $0             N/A          N/A          N/A            N/A
and CFO)                2004       $0          $0            $0             N/A          N/A          N/A            N/A
                        2003       $0          $0            $0             N/A          N/A          N/A            N/A
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------


     There was no other compensation paid to Mark R. Littell during the fiscal year ended September 30, 2005 in his capacity as an officer or director of the Company. There were no option grants to Mark R. Littell during the fiscal year ended September 30, 2005, and no options were exercised by Mark R. Littell during the fiscal year ended September 30, 2005.

         We did not pay any compensation to any director in the year ended September 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have set forth in the following table certain information regarding our common stock beneficially owned as of December 14, 2005 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 14, 2005, 2,953,941 shares of our common stock were outstanding.

                  Name                       Number of Shares Beneficially                Percent of Shares
                                                         Owned*

Norwood Venture Corp.                                   2,282,562                               77.3%
c/o Mark R. Littell
65 Norwood Avenue
Montclair, NJ 07043 (1)

Mark R. Littell                                         2,282,562                               77.3%
65 Norwood Avenue
Montclair, NJ 07043 (2)

All  Executive  Officers and Directors as               2,282,562                               77.3%
a group (one person)

     * Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

     (1) Mark R. Littell is the President and controlling stockholder of Norwood Venture Corp. and exercises voting and investment power over with respect to the shares of common stock of Applied Spectrum owned by Norwood Venture.

     (2) Includes the 2,282,562 shares of Applied Spectrum common stock owned by Norwood Venture over which Mark R. Littell has voting and investment control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We anticipate that, in connection with the proposed sale by Norwood Venture of certain shares of our common stock as contemplated by the Purchase Agreement, Mark R. Littell and Norwood Venture will enter into an agreement releasing Applied Spectrum from any and all claims they have against Applied Spectrum.

     Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

         The following exhibits are incorporated by reference or included as part of this report:

Exhibit Number Description
-------------- -----------
     2.1 Articles of Merger between Applied Spectrum Technologies, Inc., a Minnesota corporation, and Applied Spectrum Technologies, Inc., a Delaware corporation, together with the Agreement and Plan of Merger. Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 17, 2005 and filed on November 22, 2005.

     3.1 Certificate of Incorporation of Applied Spectrum Technologies, Inc., a Delaware corporation. Incorporated by reference to
               Exhibit 3.3 of the Company's Current Report on Form 8-K dated November 17, 2005 and filed on November 22, 2005.

     3.2 Bylaws of Applied Spectrum Technologies, Inc., a Delaware corporation. Incorporated by reference to Exhibit 3.4 of the Company's Current Report on Form 8-K dated November 17, 2005 and filed on November 22, 2005.

     31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

     32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

(b) Reports on Form 8-K.

         On September 20, 2005, in its Current Report on Form 8-K dated September 16, 2005, the Company reported the commencement of quotation of its common stock on the OTC BB.

         On October 19, 2005, in its Current Report on Form 8-K dated October 13, 2005, the Company reported the change of its certifying accountants described more fully in Item 8 of this Report.

         On November 22, 2005, in its Current Report on Form 8-K dated October 17, 2005, the Company reported the completion of its redomestication merger described more fully in Item 1 of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,500 for the fiscal year ended September 30, 2004 and $7,500 for the fiscal year ended September 30, 2005.

(2) AUDIT-RELATED FEES

     There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3) TAX FEES

     There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

     There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

RE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             APPLIED SPECTRUM TECHNOLOGIES, INC.


Date: December 28, 2005                      By:  /s/ Mark R. Littell
                                                  ----------------------
                                                  Mark R. Littell
                                                  Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on December 28, 2005.

         Signatures                                           Title


         /s/ Mark R. Littell                      Chief Executive Officer, Chief
         ---------------------------              Financial Officer and Director

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1a

REPORT OF PREVIOUS, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM        F-1b

BALANCE SHEETS                                                           F-2

STATEMENTS OF OPERATIONS                                                 F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                              F-4

STATEMENTS OF CASH FLOWS                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 to F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Applied Spectrum Technologies, Inc.
Upper Montclair, New Jersey

We have audited the accompanying balance sheet of Applied Spectrum Technologies, Inc. as of September 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Spectrum Technologies, Inc. as of September 30, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
December 22, 2005
Henderson, Nevada


                                      F-1a

        REPORT OF PREVIOUS, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied Spectrum Technologies, Inc.

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Applied Spectrum Technologies, Inc. for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Applied Spectrum Technologies, Inc. for the year ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ HOBERMAN, MILLER, GOLDSTEIN & LESSER, CPA'S, P.C.

October 19, 2004


                                      F-1b

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                          September 30, 2005
                                                          ------------------
ASSETS

CURRENT ASSET

     Other assets                                         $          18,936
                                                          -----------------

TOTAL ASSETS                                              $          18,936
                                                          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses                $           1,568
                                                          -----------------
     Total current liabilities                                        1,568

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 10,000,000
         shares authorized; 2,953,941 shares
         issued and outstanding                                      29,539
     Additional paid-in capital                                  16,064,213
     Accumulated deficit                                        (16,076,384)
                                                          ------------------
     Total stockholders' equity                                      17,368
                                                          -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $          18,936
                                                          =================

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended
                                                                                      September 30,
                                                                       -----------------------------------------
                                                                              2005                    2004
                                                                       -----------------       -----------------
Revenue                                                                $                -      $                -

Operating expenses:
     General and administrative expenses                                           1,800                   9,866
                                                                       -----------------       -----------------
Loss from operations                                                              (1,800)                (9,866)

Other income (expense)
     Interest income                                                                 410                     180
     Other income                                                                  5,912                       -
                                                                       -----------------       -----------------
Net income (loss)                                                      $           4,522       $          (9,686)
                                                                       =================       =================
Net income (loss) per share (basic and diluted)                        $            0.00*      $           (0.00)*
                                                                       ==================      =================
Weighted average shares of common stock outstanding                            2,953,941               2,953,941
                                                                       =================       =================

* Less than $ 0.01 per share

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock              Additional
                                          ------------------------          Paid-in          Accumulated
                                             Share       Amount             Capital             Deficit          Total
                                          ---------    -----------     --------------------------------------------------
Balance, October 1, 2003                  2,953,941    $    29,539     $    16,062,413    $    (16,071,220)   $    20,732

Net loss for the year ended
     September 30, 2004                           -              -                   -              (9,686)        (9,686)
                                          ---------    -----------     ---------------    ----------------    -----------

Balance, September 30, 2004               2,953,941         29,539          16,062,413         (16,080,906)        11,046

Contributed capital - rent                        -              -               1,800                   -          1,800

Net income for the year ended
     September 30, 2005                           -              -                   -               4,522          4,522
                                          ---------    -----------     ---------------    ----------------    -----------

Balance, September 30, 2005               2,953,941    $    29,539     $    16,064,213    $    (16,076,384)   $    17,368
                                          =========    ===========     ===============    ================    ===========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                       September 30,
                                                                       -----------------------------------------
                                                                              2005                    2004
                                                                       -----------------       -----------------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                                      $           4,522       $          (9,686)
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Rent expense contributed                                                      1,800                       -
     Accrued liabilities written-off as other income                              (5,912)

     Changes in:
         Accounts payable                                                         (8,034)                      -
         Accrued expenses                                                            (20)                  7,372
         Other assets                                                              7,644                   2,314
                                                                       -----------------       -----------------
              Net cash used in operating activities                                    -                       -
                                                                       -----------------       -----------------
Net change in cash                                                                     -                       -
Cash, beginning of period                                                              -                       -
                                                                       -----------------       -----------------
Cash, end of period                                                    $               -       $               -
                                                                       =================       =================

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

1.   Summary of Significant Accounting Policies

     The Company

     Applied Spectrum Technologies, Inc. (the "Company") was incorporated on February 17, 1982 in the State of Minnesota and currently has minimal activities. The Company was previously engaged in the development, manufacture, marketing and sale of products for the digital transmission of data.

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

2.   Other Income

     Other income totaling $5,912 for the year ended September 30, 2005 consist of accrued liabilities dating back to 2001 which have been written off by the Company.

3.   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS 109") "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As a result of changes in ownership of the Company, pursuant to Internal Revenue Code Section 382, the utilization of the NOL will be substantially reduced. In addition, due to uncertainties surrounding the Company's ability to utilize the NOL in future years, the Company established a valuation allowance equal to the deferred tax asset.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

4.   Related Party Transactions

     Mr. Mark Littell, the Company's Chief Executive Officer is also President of Norwood Venture Corp., a shareholder in the Company. The Company maintains its office in the office of Norwood Venture. The office space provided by Norwood Venture has been valued at $150 per month and has been accounted for contributed capital since there is no actual cash payments involved. For the year ended September 30, 2005, the Company had recorded $1,800 of rent expense as contributed capital.

5.   Other Assets

     Other assets consist of three bank accounts held in the name of Norwood Venture Corp., a related party (see Note 4), for the benefit of the Company. These funds are segregated and are for specific use by Applied Spectrum Technologies, Inc.

6.   Recent Accounting Pronouncements

     In December 2004, the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period.

     The adoption of this new statement is not expected to have a material effect on the Company's current financial position, results of operations, or cash flows.

7.   Subsequent Event

     On October 7, 2005, the Company and Applied Spectrum Technologies, Inc., a Delaware corporation ("Applied - Delaware") entered into a certain Agreement and Plan of Merger ("Plan of Merger"). Pursuant to the Plan of Merger, subject to stockholder approval, the Company was to merge with and into Applied - Delaware for the purposes of the redomestication of the Company from the State of Minnesota to the State of Delaware (the "Merger").

     On November 14, 2005, the holders of a majority of the Company's outstanding shares of common stock approved the Merger. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005.

     Upon completion of the Merger, the Certificate of Incorporation and Bylaws of Applied - Delaware became the Company's certificate of incorporation and by-laws, respectively. As such, the Company's Certificate of Incorporation now provides for authorized capital consisting of 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

                                  Exhibit Index

--------------------------------------------------------------------------------
   Exhibit
   Number      Description of Exhibit
--------------------------------------------------------------------------------
     31        Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     32        Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer of the Company,  pursuant to 18 U.S.C.  Section  1350, as adopted  pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
               2002.
--------------------------------------------------------------------------------