Form 10QSB
period 2005-12-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2006-02-13
CIK 705868

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2005

                         Commission File Number: 0-16397


                       APPLIED SPECTRUM TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)


           Delaware                                       41-2185030
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
              (Address of principal executive offices and zip code)


                                 (772) 231-7544
              (Registrant's telephone number, including area code)


                                       N/A
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

As of January 31, 2006, there were 4,653,941 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Condensed Balance Sheets as of December 31, 2005 (unaudited)
            and September 30, 2005                                             1

            Condensed Statements of Operations for the three month
            periods ended December 31, 2005 and 2004 (unaudited)               2

            Condensed Statements of Cash Flows for the three month
            periods ended December 31, 2005 and 2004 (unaudited)               3

            Notes to Financial Statements (unaudited)                        4-8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-21

      Item 3. Controls and Procedures                                         22

PART II.OTHER INFORMATION                                                     23

      Item 1. Legal Proceedings                                               23

      Item 2. Changes in Securities and Use of Proceeds                       23

      Item 3. Defaults upon Senior Securities                                 23

      Item 4. Submission of Matters to a Vote of Security Holders             23

      Item 5. Other information                                               24

      Item 6. Exhibits and Reports on Form 8-K                                24

            Signatures                                                        25

            Certifications
                  Exhibit 31
                  Exhibit 32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                      December 31,      September 30,
                                                          2005              2005
                                                     --------------    --------------
                                                      (Unaudited)
ASSETS

CURRENT ASSET

      Cash                                           $        1,000    $           --
      Other assets                                               --            18,936
                                                     --------------    --------------

TOTAL ASSETS                                         $        1,000    $       18,936
                                                     ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses          $       49,225    $        1,568
      Due to officer                                          1,000                --
                                                     --------------    --------------

      Total Current Liabilities                              50,225             1,568

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock, $0.001 par value, 5,000,000
        shares authorized, none issued and
        outstanding                                              --                --
      Common stock, $0.001 par value, 150,000,000
        shares authorized, 2,953,941 shares issued
        and outstanding                                       2,954             2,954
      Additional paid-in capital                         16,091,248        16,090,798
      Accumulated deficit                               (16,143,427)      (16,076,384)
                                                     --------------    --------------

      Total Stockholders' Equity (Deficit)                  (49,225)           17,368
                                                     --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                   $        1,000    $       18,936
                                                     ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months
                                                      Ended December 31,
                                               --------------------------------
                                                    2005              2004
                                               --------------    --------------

Revenue                                        $           --    $           --

Operating expenses:

      General and administrative expenses              67,167               450
                                               --------------    --------------

Loss from operations                                  (67,167)             (450)

Other income (expense):
      Interest expense                                     --                --
      Interest income                                     124                90
                                               --------------    --------------

Net income (loss)                              $      (67,043)   $         (360)
                                               ==============    ==============

Net income (loss) per share
  (basic and diluted)                          $        (0.02)   $        (0.00)
                                               ==============    ==============

Weighted average shares of common
  stock outstanding                                 2,953,941         2,953,941
                                               ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months
                                                            Ended December 31,
                                                    --------------------------------
                                                         2005              2004
                                                    --------------    --------------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                   $      (67,043)   $         (360)

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
      Rent expense contributed                                 450               450

      Changes in:
            Accounts payable and accrued expenses           47,657              (543)
            Due to officer                                   1,000                --
            Other assets                                    18,936               453
                                                    --------------    --------------

      Net cash provided by (used in) operating
        activities                                           1,000                --
                                                    --------------    --------------

Net increase (decrease) in cash                              1,000                --

Cash, beginning of period                                       --                --
                                                    --------------    --------------

Cash, end of period                                 $        1,000    $           --
                                                    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

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

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending September 30, 2005 and 2004. Operating results for the three months ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

      The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the year ending September 30, 2005.

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

      Net Loss Per Share

      Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended December 31, 2005 and 2004, as their effect is anti-dilutive.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

      Stock Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the three months ended December 31, 2005 and 2004, respectively. There were no options issued during the three months ended December 31, 2005 and 2004, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

      On October 7, 2005, the Company and Applied Spectrum Technologies, Inc., a Minnesota corporation ("Applied - Minnesota") entered into a certain Agreement and Plan of Merger ("Plan of Merger"). Pursuant to the Plan of Merger, subject to stockholder approval, Applied - Minnesota was to merge with and into the Company for the purposes of the redomestication of the Company from the State of Minnesota to the State of Delaware (the "Merger"). On November 14, 2005, the holders of a majority of Applied - Minnesota's outstanding shares of common stock approved the Merger. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005. As a result of the Merger, the Company's Certificate of Incorporation now provides for authorized capital consisting of 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share. These financial statements have been presented to give effect to the Merger and the change in the Company's authorized capital stock and par value.

      As of December 31, 2005, there were 2,953,941 shares of common stock outstanding and no shares of preferred stock outstanding.

      There were no outstanding options or warrants at December 31, 2005.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - INCOME TAXES

      At December 31, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,918,000 that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at December 31, 2005.

NOTE 4 - OTHER ASSETS

      Other assets consist of three bank accounts held in the name of Norwood Venture Corp., a former shareholder of the Company. These funds are segregated and are for the benefit of and the specific use by the Company. In connection with the change of control described in Note 6, below, the balance of these accounts was transferred to Norwood Venture Corp. following the change in control as payment for consulting services rendered by it to the Company.

NOTE 5 - CHANGE OF CONTROL

      On December 14, 2005, Norwood Venture Corp., a Delaware corporation ("Norwood") entered into a Securities Purchase Agreement with KI Equity Partners III, LLC, a Delaware limited liability company ("KI Equity"), as amended (the "Purchase Agreement") under which KI Equity agreed to purchase and Norwood agreed to sell an aggregate of 2,281,302 shares of common stock of the Company, representing approximately 77.2% of the Company's outstanding shares of common stock, to KI Equity at a price of $175,000. Mark R. Littell was the former Chief Executive Officer and Chief Financial Officer of the Company and is the President and controlling stockholder of Norwood.

      The closing of the transactions under the Purchase Agreement occurred on December 29, 2005 ("Closing"). Immediately prior to the Closing, Norwood and Mark R. Littell entered into a release agreement with the Company ("Release Agreement") under which Mark R. Littell and Norwood agreed to release the Company from any and all debts and obligations owed by the Company to Mark R. Littell and Norwood and its affiliated companies, subsidiaries and controlling persons.

      Immediately following the Closing, the Company had 2,953,941 shares of common stock outstanding, and KI Equity owned 2,281,302 shares of the Company's common stock, or approximately 77.2% of the outstanding shares.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 5 - CHANGE OF CONTROL (continued)

      Effective as of the Closing, Mark R. Littell resigned as Chief Executive Officer and Chief Financial Officer of the Company. These resignations were not as a result of any disagreement between the Company and any of the resigning officers. Concurrently, Kevin R. Keating was appointed President, Secretary, Treasurer and a director of Applied, and the principal executive office of Applied was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

      The Purchase Agreement contemplated that Mark R. Littell would continue as a director of the Company following the Closing until such time as the Company complied with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated under the Exchange Act. Accordingly, after compliance with the foregoing regulatory requirements, effective December 30, 2005, Mark R. Littell resigned as a director of the Company. Following Mr. Littell's resignation as a director, the sole director of the Company is Mr. Kevin R. Keating. Mr. Keating has taken action to reduce the size of the board to one person. Upon Mr. Littell's resignation, the change of control of the Company became effective.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To provide initial working capital the Company's president, Kevin R. Keating, loaned the Compay $1,000. The loan was recorded as a liability, due to officer.

      Kevin R. Keating, is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity Partners III, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's common stock owned by KI Equity Partners III, LLC.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 7 - SUBSEQUENT EVENT

      On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price will be used for working capital to pay expenses to maintain the reporting status of the Company. Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share.

      Immediately following the above stock issuances, the Company had 4,653,941 shares of common stock outstanding. KI Equity owns a total of 3,781,302 shares of the Company's common stock immediately after the above stock issuances, or approximately 81.3% of the outstanding shares.

      Effective January 1, 2006, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year, but the contract may be terminated at any time. In consideration of the services provided, Vero is paid $2,500 for each month in which services are rendered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company Background and Change in Control

On October 7, 2005, the Company and Applied Spectrum Technologies, Inc., a Minnesota corporation ("Applied - Minnesota") entered into a certain Agreement and Plan of Merger ("Plan of Merger"). Pursuant to the Plan of Merger, subject to stockholder approval, Applied - Minnesota was to merge with and into the Company for the purposes of the redomestication of the Company from the State of Minnesota to the State of Delaware (the "Merger"). On November 14, 2005, the holders of a majority of Applied - Minnesota's outstanding shares of common stock approved the Merger. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005. As a result of the Merger, the Company's Certificate of Incorporation now provides for authorized capital consisting of 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share. These financial statements have been presented to give effect to the Merger and the change in the Company's authorized capital stock and par value.

The Company's predecessor, Applied - Minnesota, was organized as a Minnesota corporation on February 17, 1982. The technology on which Applied - Minnesota's original products were based, including Spread Spectrum Technology, permit data and telemetry to be transmitted simultaneously over telephone wire without interfering with normal voice service. These products were known as data/voice multiplexing ("DVM") equipment and were aimed at operating telephone companies (Telco market). Applied - Minnesota's lack of financial resources caused it to pursue a plan of dissolution as approved by the Board of Directors and approved by the shareholders on November 30, 1993. Applied - Minnesota had been inactive since 1994. Prior to implementation of the Plan of Dissolution, Applied - Minnesota was engaged in the development, manufacture, marketing and sale of digital business communication systems.

Following the Merger, on December 14, 2005, Norwood Venture Corp., a Delaware corporation ("Norwood") entered into a Securities Purchase Agreement with KI Equity Partners III, LLC, a Delaware limited liability company ("KI Equity"), as amended (the "Purchase Agreement") under which KI Equity agreed to purchase and Norwood agreed to sell an aggregate of 2,281,302 shares of common stock of the Company, representing approximately 77.2% of the Company's outstanding shares of common stock, to KI Equity at a price of $175,000. Mark R. Littell was the former Chief Executive Officer and Chief Financial Officer of the Company and is the President and controlling stockholder of Norwood.

The closing of the transactions under the Purchase Agreement occurred on December 29, 2005 ("Closing"). Immediately prior to the Closing, Norwood and Mark R. Littell entered into a release agreement with the Company ("Release Agreement") under which Mark R. Littell and Norwood agreed to release the Company from any and all debts and obligations owed by the Company to Mark R. Littell and Norwood and its affiliated companies, subsidiaries and controlling persons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company Background and Change in Control (continued)

Immediately following the Closing, the Company had 2,953,941 shares of common stock outstanding, and KI Equity owned 2,281,302 shares of the Company's common stock, or approximately 77.2% of the outstanding shares.

Effective as of the Closing, Mark R. Littell resigned as Chief Executive Officer and Chief Financial Officer of the Company. These resignations were not as a result of any disagreement between the Company and any of the resigning officers. Concurrently, Kevin R. Keating was appointed President, Secretary, Treasurer and a director of Applied, and the principal executive office of Applied was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

The Purchase Agreement contemplated that Mark R. Littell would continue as a director of the Company following the Closing until such time as the Company complied with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated under the Exchange Act. Accordingly, after compliance with the foregoing regulatory requirements, effective December 30, 2005, Mark R. Littell resigned as a director of the Company. Following Mr. Littell's resignation as a director, the sole director of the Company is Mr. Kevin R. Keating. Mr. Keating has taken action to reduce the size of the board to one person. Upon Mr. Littell's resignation, the change of control of the Company became effective

The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

Results of Operations

During the three months ended December 31, 2005, the Company was inactive and had no sales revenue and $67,167 of general and administrative expenses (including $15,217 related to consulting services provided by Norwood, the Company's former majority shareholder, in connection with the change of control transaction). Other general and administrative expenses included primarily legal, accounting and other consulting fees. The Company received interest income of $124 in the period.

Liquidity and Capital Resources

On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price will be used for working capital to pay expenses to maintain the reporting status of the Company. Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company has nominal assets or no operating revenue. The Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities business plan which is to seek a combination with a private operating company. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital sources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

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

Risk Factors (continued)

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

Risk Factors (continued)

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

      12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

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

Risk Factors (continued)

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

Risk Factors (continued)

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

Plan of Operations (continued)

General Business Plan (continued)

by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended December 31, 2005. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the President, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price will be used for working capital to pay expenses to maintain the reporting status of the Company. Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share.

            The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the shares of common stock issued to KI Equity, Kevin R. Keating and GFI will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has agreed to grant "piggyback" registration rights to KI Equity, Kevin R. Keating and GFI with respect to the above shares.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            On October 7, 2005, the Company and Applied Spectrum Technologies, Inc., a Minnesota corporation ("Applied - Minnesota") entered into a certain Agreement and Plan of Merger ("Plan of Merger"). Pursuant to the Plan of Merger, subject to stockholder approval, Applied - Minnesota was to merge with and into the Company for the purposes of the redomestication of the Company from the State of Minnesota to the State of Delaware (the "Merger"). On November 14, 2005, the holders of a majority of Applied - Minnesota's outstanding shares of common stock approved the Merger at meeting duly called and noticed. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005.

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            31 Certification of President of the Company Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

            32 Certification of President of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

            (b)   Reports on Form 8-K

                  On October 19, 2005, the Company filed its Current Report on Form 8-K dated October 13, 2005 disclosing the appointment of its new certifying accountant, De Joya Griffith & Company, LLC, and the dismissal of Hoberman, Miller, Goldstein & Lesser, CPA's, P.C.

                  On November 22, 2005, the Company filed its Current Report on Form 8-K dated November 17, 2005 disclosing the completion of its redomestication merger as described elsewhere in this Report.

                  On December 29, 2005, the Company filed its Current Report on Form 8-K dated December 29, 2005 disclosing the closing of the transactions under the Securities Purchase Agreement between KI Equity Partners III, LLC and Norwood Venture Corp and the departure of Mark R. Littell as Chief Executive Officer and Chief Financial Officer and appointment of Kevin R. Keating as President, Secretary, Treasurer and a director.

                  On December 30, 2005, the Company filed its Current Report on Form 8-K dated December 30, 2005 disclosing the change in control of the Company as a result of the resignation of Mark
                  R. Littell as a director.

                  On January 4, 2006, the Company filed its Current Report on Form 8-K dated January 4, 2006 disclosing unregistered sales of 1,700,000 shares of equity securities as described elsewhere in this Report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             APPLIED SPECTRUM TECHNOLOGIES, INC.


Date: February 13, 2006                      By: /s/ Kevin R. Keating
                                                 -------------------------------
                                                 Kevin R. Keating, President