Form 10QSB
period 2006-03-31
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2006-05-15
CIK 705868

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2006

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

As of May 12, 2006, there were 5,353,941 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Balance Sheets as of March 31, 2006 (unaudited)
      and September 30, 2005                                                   1

      Condensed Statements of Operations for the three and six
      month periods ended March 31, 2006 and 2005 (unaudited)                  2

      Condensed Statements of Cash Flows for the six month
      periods ended March 31, 2006 and 2005 (unaudited)                        3

      Notes to Financial Statements (unaudited)                              4-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8-22

  Item 3.  Controls and Procedures                                            23

   PART II.OTHER INFORMATION
  Item 1.  Legal Proceedings                                                  24
  Item 2.  Changes in Securities and Use of Proceeds                          24
  Item 3.  Defaults upon Senior Securities                                    24
  Item 4.  Submission of Matters to a Vote of Security Holders                24
  Item 5.  Other information                                                  24
  Item 6.  Exhibits and Reports on Form 8-K                                   25

      Signatures                                                              26

      Certifications
           Exhibit 31                                                      27-28
           Exhibit 32                                                         29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                     March 31,     September 30,
                                                       2006            2005
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSET
  Cash                                             $     92,096    $         --
  Other assets                                               --          18,936
                                                   ------------    ------------

TOTAL ASSETS                                       $     92,096    $     18,936
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $         --    $      1,568
  Deposit liability                                      50,000              --
                                                   ------------    ------------

  Total Current Liabilities                              50,000           1,568

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued and
    outstanding                                              --              --
  Common stock, $0.001 par value, 150,000,000
    shares authorized, 5,353,941 and 2,953,941
    shares issued and outstanding                         5,354           2,954
  Additional paid-in capital                         16,210,416      16,090,798
  Accumulated deficit                               (16,173,674)    (16,076,384)
                                                   ------------    ------------

  Total Stockholders' Equity                             42,096          17,368
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     92,096    $     18,936
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended            Six  Months  Ended
                                        March 31,                     March 31,
                               --------------------------    --------------------------
                                   2006           2005           2006           2005
                               -----------    -----------    -----------    -----------
Revenue                        $        --    $        --    $        --    $        --

Operating expenses:
  General and administrative
    expenses                        30,247            450         97,414            900
                               -----------    -----------    -----------    -----------

Loss from operations               (30,247)          (450)       (97,414)          (900)

Other income (expense):
  Interest expense                      --             --             --             --
  Interest income                       --            101            124            191
                               -----------    -----------    -----------    -----------

Net loss                       $   (30,247)   $      (349)   $   (97,290)   $      (709)
                               ===========    ===========    ===========    ===========

Net loss per share
  (basic and diluted)          $     (0.01)   $     (0.00)   $     (0.03)   $     (0.00)
                               ===========    ===========    ===========    ===========

Weighted average shares of
  common stock outstanding       4,741,719      2,953,941      3,838,007      2,953,941
                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                  $    (97,290)   $       (709)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Rent expense contributed                                450             900
    Stocks issued for services                           10,000              --
    Changes in:
      Accounts payable and accrued expenses              (1,568)         (9,611)
      Deposit liability                                  50,000              --
      Other assets                                       18,936           9,420
                                                   ------------    ------------

Net cash provided by (used in) operating
  activities                                            (19,922)             --
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                110,000              --
  Accrued expenses paid by former shareholder             1,568              --
                                                   ------------    ------------

Net cash flows from financing activities                111,568              --
                                                   ------------    ------------

Net increase (decrease) in cash                          92,096              --

Cash, beginning of period                                    --              --
                                                   ------------    ------------

Cash, end of period                                $     92,096    $         --
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending September 30, 2005 and 2004. Operating results for the three months ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

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

Net Loss Per Share

Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2006 and 2005, as their effect is anti-dilutive.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. The Company in the past accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Because there were no unvested awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have a significant impact on the Company's financial position or results of operations. There were no options issued during the three months ended March 31, 2006 and 2005, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY

On October 7, 2005, the Company and Applied Spectrum Technologies, Inc., a Minnesota corporation entered into a certain Agreement and Plan of Merger. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005. As a result of the Merger, the Company's Certificate of Incorporation now provides for authorized capital consisting of 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share. These financial statements have been presented to give effect to the Merger and the change in the Company's authorized capital stock and par value.

On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity Partners III, LLC, a Delaware limited liability company ("KI Equity") for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price were intended as working capital to pay expenses to maintain the reporting status of the Company. Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to a consulting firm for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 2 - STOCKHOLDERS' EQUITY (continued)

On March 10, 2006, the Company issued additional 700,000 shares of its common stock to KI Equity for a purchase price of $35,000, or $0.05 per share. KI Equity owns a total of 4,481,302 shares of the Company's Common Stock immediately after the above stock issuances.

As of March 31, 2006, there were 5,353,941 shares of common stock outstanding and no shares of preferred stock outstanding.

There were no outstanding options or warrants at March 31, 2006.

During the period ended March 31, 2006, the former shareholder paid an accrued legal expense on behalf of the Company and was recorded as additional paid-in capital in the amount of $1,568.

NOTE 3 - INCOME TAXES

At March 31, 2006, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $1,918,000 that are available to offset future taxable income, if any, through 2025. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2006.

NOTE 4 - OTHER ASSETS AND DUE TO FORMER SHAREHOLDER

Other assets consist of three bank accounts held in the name of Norwood Venture Corp., a former shareholder of the Company. These funds are segregated and are for the benefit of and the specific use by the Company. In connection with the change of control described in Note 5, below, the balance of these accounts was transferred to Norwood Venture Corp. following the change in control as payment for consulting services rendered by it to the Company. The Company has recorded a liability for payment due to former shareholder as of December 31, 2005. Subsequent to December 31, 2005, this liability was paid in full from the segregated funds.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 5 - CHANGE OF CONTROL

On December 14, 2005, Norwood Venture Corp. entered into a Securities Purchase Agreement with KI Equity, as amended (the "Purchase Agreement") under which KI Equity agreed to purchase and Norwood agreed to sell an aggregate of 2,281,302 shares of common stock of the Company, representing approximately 77.2% of the Company's outstanding shares of common stock, to KI Equity at a price of $175,000. The closing of the transactions under the Purchase Agreement occurred on December 29, 2005.

NOTE 6 - RELATED PARTY TRANSACTION

The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the majority shareholder of the Company.

Effective January 1, 2006, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year, but the contract may be terminated at any time. In consideration of the services provided, Vero is paid $2,500 for each month in which services are rendered. A total of $7,500 is included in general and administrative expenses for the three month period ended March 31, 2006.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 7 - LETTER OF INTENT

On March 27, 2006, the Company entered into a Letter of Intent to acquire Pro-Stars, Inc., a Nevada corporation ("Pro-Stars"). Pro-Stars is a retailer of sports and celebrity endorsed products and memorabilia, focusing on live signings by celebrities from the sports and entertainment world.

Under the transactions contemplated under the Letter of Intent, the Company would issue: (i) restricted shares of its convertible preferred stock, the designations, rights and preferences of which will be established by the Company's board of directors prior to Closing, to the holders of Pro-Stars' outstanding equity securities; and (ii) additional equity securities in connection with a private placement offering (the "Offering") to certain to-be-identified investors under terms and conditions which will be negotiated by Pro-Stars and the Investors. The convertible securities that would be issued to the Pro-Stars' Stockholders, the equity securities that would be issued to investors, and the options, warrants and other convertible securities of Pro-Stars assumed by the Company in connection with the acquisition of Pro-Stars would, in the aggregate, represent approximately 97% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis following the acquisition of Pro-Stars and completion of the Offering.

The closing of the proposed acquisition would be subject to Pro-Stars' ability to raise not less than $10 million in the Offering. In addition, the closing of the acquisition of Pro-Stars would also be a condition to the closing of the Offering. Pursuant to the Letter of Intent, the Company received a good faith deposit of $50,000. In the event the Letter of Intent is terminated under certain specified circumstances, all or a portion of the deposit may be retained by the Company. The deposit has been recorded as a liability on the Company's balance sheet.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Entry into Letter of Intent

On March 27, 2006, the Company entered into a Letter of Intent to acquire Pro-Stars, Inc., a Nevada corporation ("Pro-Stars"). Pro-Stars is a retailer of sports and celebrity endorsed products and memorabilia, focusing on live signings by celebrities from the sports and entertainment world.

Under the transactions contemplated under the Letter of Intent, the Company would issue: (i) restricted shares of its convertible preferred stock, the designations, rights and preferences of which will be established by the Company's board of directors prior to Closing, to the holders of Pro-Stars' outstanding equity securities; and (ii) additional equity securities in connection with a private placement offering (the "Offering") to certain to-be-identified investors under terms and conditions which will be negotiated by Pro-Stars and the Investors. The convertible securities that would be issued to the Pro-Stars' Stockholders, the equity securities that would be issued to investors, and the options, warrants and other convertible securities of Pro-Stars assumed by the Company in connection with the acquisition of Pro-Stars would, in the aggregate, represent approximately 97% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis following the acquisition of Pro-Stars and completion of the Offering.

The closing of the proposed acquisition would be subject to Pro-Stars' ability to raise not less than $10 million in the Offering. In addition, the closing of the acquisition of Pro-Stars would also be a condition to the closing of the Offering. Pursuant to the Letter of Intent, the Company received a good faith deposit of $50,000. In the event the Letter of Intent is terminated under certain specified circumstances, all or a portion of the deposit may be retained by the Company. The deposit has been recorded as a liability on the Company's balance sheet.

Results of Operations

During the three months ended March 31, 2006, the Company had net loss of $30,247, consisting primarily of general and administrative expenses. The Company's net loss for the first six months of fiscal year 2006 was $97,290. These general and administrative expenses included primarily legal, accounting and other consulting fees.

Liquidity and Capital Resources

On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price were intended as working capital to pay expenses to maintain the reporting status of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to a consulting firm for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share. On March 10, 2006, the Company issued additional 700,000 shares of its common stock to KI Equity for a purchase price of $35,000, or $0.05 per share. The proceeds from the purchase price were also intended as working capital of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Plan of Operations

Risk Factors (continued)

      3. Possible Business - Not Identified and Highly Risky. Except as described elsewhere in this Report, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky.

Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except as descrinbed elsewhere in this Report, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

Risk Factors (continued)

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

Acquisition Opportunities (continued)

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

ITEM 3. CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended March 31, 2006. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the President, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price were intended as working capital to pay expenses to maintain the reporting status of the Company. Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to a consulting firm for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share.

        On March 10, 2006, the Company issued additional 700,000 shares of its common stock to KI Equity for a purchase price of $35,000, or $0.05 per share.

        The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has agreed to grant "piggyback" registration rights to the holders with respect to the above shares.

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

                On March 10, 2006, the Company filed its Current Report on Form 8-K dated March 10, 2006 disclosing unregistered sales of 700,000 shares of equity securities as described elsewhere in this Report.

                On March 29, 2006, the Company filed its Current Report on Form 8-K dated March 27, 2006 disclosing the execution of its letter of intent to acquire Pro-Stars, Inc., a Nevada corporation as described elsewhere in this Report.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             APPLIED SPECTRUM TECHNOLOGIES, INC.

Date: May 15, 2006                           By: /s/ Kevin R. Keating
                                                 --------------------
                                                 Kevin R. Keating, President