Form 10QSB
period 2006-06-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2006-08-14
CIK 705868

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2006

                         Commission File Number: 0-16397

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       41-2185030
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of June 30, 2006, there were 5,353,941 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Balance Sheets as of June 30, 2006 (unaudited)
      and September 30, 2005                                                   1

    Condensed Statements of Operations for the three and nine
      month periods ended June 30, 2006 and 2005 (unaudited)                   2

    Condensed Statements of Cash Flows for the nine month
      periods ended June 30, 2006 and 2005 (unaudited)                         3

    Notes to Financial Statements (unaudited)                                4-7

  Item 2. Management's Discussion and Analysis or Plan of Operation         8-21

  Item 3. Controls and Procedures                                             22

PART II.OTHER INFORMATION

  Item 1. Legal Proceedings                                                   23
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         23
  Item 3. Defaults Upon Senior Securities                                     23
  Item 4. Submission of Matters to a Vote of Security Holders                 23
  Item 5. Other information                                                   23
  Item 6. Exhibits                                                            24

    Signatures                                                                25

    Certifications
      Exhibit 31                                                           26-27
      Exhibit 32                                                              28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                      June 30,    September 30,
                                                        2006           2005
                                                    ------------  -------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                              $     70,629   $         --
  Other assets                                                --         18,936
                                                    ------------   ------------
TOTAL ASSETS                                        $     70,629   $     18,936
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $      2,000   $      1,568
  Deposit liability                                       50,000             --
                                                    ------------   ------------
  Total Current Liabilities                               52,000          1,568

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued and outstanding            --             --
  Common stock, $0.001 par value, 150,000,000
    shares authorized, 5,353,941 and 2,953,941
      shares issued and outstanding                      5,354            2,954
  Additional paid-in capital                          16,210,416     16,090,798
  Accumulated deficit                                (16,197,141)   (16,076,384)
                                                    ------------   ------------
  Total Stockholders' Equity                              18,629         17,368
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     70,629   $     18,936
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended       Nine Months Ended
                                              June 30,                June 30,
                                       ----------------------  ----------------------
                                          2006        2005         2006       2005
                                       ----------  ----------  ----------  ----------
Revenue                                $       --  $       --  $       --  $       --

Operating expenses:
  General and administrative expenses      23,467         450     120,881       1,350
                                       ----------  ----------  ----------  ----------
Loss from operations                      (23,467)       (450)   (120,881)     (1,350)

Other income (expense):
  Interest income                              --         102         124         118
                                       ----------  ----------  ----------  ----------
Net loss                               $  (23,467) $     (348) $ (120,757) $   (1,057)
                                       ==========  ==========  ==========  ==========

Net loss per share
  (basic and diluted)                  $    (0.00) $    (0.00) $    (0.03) $    (0.00)
                                       ==========  ==========  ==========  ==========

Weighted average shares of
  common stock outstanding              5,353,941   2,953,941   4,343,318   2,953,941
                                       ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months
                                                   Ended June 30,
                                                --------------------
                                                  2006        2005
                                                ---------   --------
CASH FLOWS FROM OPERATIONS
Net loss                                        $(120,757)  $ (1,057)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Rent expense contributed                          450      1,350
    Common Stock issued for services               10,000         --
    Changes in:
      Accounts payable and accrued expenses           432    (11,209)
      Deposit liability                            50,000         --
      Other assets                                 18,936     10,916
                                                ---------   --------
Net cash used in operating activities             (40,939)        --
                                                ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock          110,000         --
  Accrued expenses paid by former shareholder       1,568         --
                                                ---------   --------
Net cash flows from financing activities          111,568         --
                                                ---------   --------

Net increase  in cash                              70,629         --

Cash, beginning of period                              --         --
                                                ---------   --------

Cash, end of period                             $  70,629   $     --
                                                =========   ========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Applied Spectrum Technologies, Inc. ("the Company") are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the fiscal years ended September 30, 2005 and 2004. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

      The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the fiscal year ended September 30, 2005.

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

      Net Income (Loss) Per Share

      Basic income (loss) per weighted average common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months and nine months ended June 30, 2006 and 2005, when their effect is anti-dilutive. There were no common stock equivalents outstanding at the balance sheet date.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

      Stock Based Compensation

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. The Company in the past accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Because there were no unvested awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have a significant impact on the Company's financial position or results of operations. There were no options issued during the three and nine months ended June 30, 2006 and 2005, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY

      On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity Partners III, LLC, a Delaware limited liability company ("KI Equity") for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price were intended as working capital to pay expenses to maintain the reporting status of the Company. Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to an unaffiliated consulting firm for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share.

      On March 10, 2006, the Company issued an additional 700,000 shares of its common stock to KI Equity for a purchase price of $35,000, or $0.05 per share. KI Equity owned a total of 4,481,302 shares of the Company's Common Stock immediately after the above stock issuances.

      As of June 30, 2006, there were 5,353,941 shares of common stock outstanding and no shares of preferred stock outstanding.

      There were no outstanding options or warrants at June 30, 2006.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 3 - INCOME TAXES

      At June 30, 2006, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $2,036,000 that are available to offset future taxable income, if any, through 2026. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2006.

NOTE 4 - OTHER ASSETS AND DUE TO FORMER SHAREHOLDER

      Other assets consisted of three bank accounts held in the name of Norwood Venture Corp., a former shareholder of the Company. These funds were segregated and are for the benefit of and the specific use by the Company. In connection with the change of control described in Note 5, below, the balance of these accounts was transferred to Norwood Venture Corp. following the change in control as payment for consulting services rendered by it to the Company. The Company recorded a liability for payment due to former shareholder as of December 31, 2005. Subsequent to December 31, 2005, this liability was paid in full from the segregated funds.

NOTE 5 - RELATED PARTY TRANSACTION

      The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the majority shareholder of the Company.

      Effective January 1, 2006, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year, but the contract may be terminated at any time by any party. In consideration of the services provided, Vero is paid $2,500 for each month in which services are rendered. A total of $7,500 was included in general and administrative expenses relating to this agreement for the three month period ended June 30, 2006.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE 6 - ENTRY AND TERMINATION OF A MERGER AGREEMENT

      On May 16, 2006, the Company entered into an agreement and plan of merger ("Merger Agreement") with Pro-Stars, Inc., a Nevada corporation ("Pro-Stars") and APSP Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (`Merger Sub"). Pro-Stars is a retailer of sports and celebrity endorsed products and memorabilia.

      Under the Merger Agreement, the Company and Pro-Stars would enter into a business combination transaction by means of a merger of Merger Sub into Pro-Stars through an exchange of all the issued and outstanding shares of common stock of Pro-Stars for shares of convertible preferred stock of the Company. The consummation of the Merger was subject to Pro-Stars' ability to raise not less than $10 million in an offering ("Equity Financing").

      Effective July 14, 2006, the Company terminated the Merger Agreement due to the failure of the transactions contemplated thereunder to have been consummated by June 30, 2006, which date was extended by the Company to July 14, 2006.

NOTE 7 - SUBSEQUENT EVENT

      Pursuant to a Letter of Intent with Pro-Stars signed on March 27, 2006, the Company received a good faith deposit of $50,000. In the event the Letter of Intent was terminated under certain specified circumstances, all or a portion of the deposit would be retained by the Company.

      Following the termination of the Merger Agreement on July 14, 2006, $25,000 of the deposit was retained by the Company per mutual agreement of the parties.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to potential consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) the limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

Company Background

On October 7, 2005, the Company and Applied Spectrum Technologies, Inc., a Minnesota corporation ("Applied - Minnesota") entered into a certain Agreement and Plan of Merger ("Plan of Merger") to redomesticate the Company from the State of Minnesota to the State of Delaware (the "Merger"). The Merger was completed on November 17, 2005. As a result of the Merger, the Company's Certificate of Incorporation now provides for authorized capital consisting of 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share. These financial statements have been presented to give effect to the Merger and the change in the Company's authorized capital stock and par value.

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

The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, there can be no assurance that future profitable operations will occur.

Entry into Letter of Intent

On May 16, 2006, the Company entered into an agreement and plan of merger ("Merger Agreement") with Pro-Stars, Inc., a Nevada corporation ("Pro-Stars") and APSP Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (`Merger Sub"). Pro-Stars is a retailer of sports and celebrity endorsed products and memorabilia.

Under the Merger Agreement, the Company and Pro-Stars would enter into a business combination transaction by means of a merger of Merger Sub into Pro-Stars through an exchange of all the issued and outstanding shares of common stock of Pro-Stars for shares of convertible preferred stock of the Company.

The consummation of the Merger was subject to Pro-Stars' ability to raise not less than $10 million in an offering ("Equity Financing").

Pursuant to a Letter of Intent with Pro-Stars signed on March 27, 2006, the Company received a good faith deposit of $50,000. In the event the Letter of Intent is terminated under certain specified circumstances, all or a portion of the deposit would be retained by the Company.

Effective July 14, 2006, the Company terminated the Merger Agreement due to the failure of the transactions contemplated thereunder to have been consummated by June 30, 2006, which date was extended by the Company to July 14, 2006.

Following the termination of the Merger Agreement on July 14, 2006, $25,000 of the deposit was retained by the Company by mutual agreement of the parties.

Results of Operations

During the three months ended June 30, 2006, the Company had net loss of $23,467, consisting primarily of general and administrative expenses. The Company's net loss for the first nine months of fiscal year 2006 was $120,757. These general and administrative expenses included primarily legal, accounting and other consulting fees.

Liquidity and Capital Resources

On January 4, 2006, the Company issued 1,500,000 shares of its common stock to KI Equity for a purchase price of $75,000, or $0.05 per share. The proceeds from the purchase price were intended as working capital to pay expenses to maintain the reporting status of the Company.

Concurrently, the Company issued 100,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $5,000, or $0.05 per share. The Company also issued 100,000 shares of its common stock to an unaffiliated consulting firm for financial consulting services rendered to the Company valued at $5,000, or $0.05 per share. On March 10, 2006, the Company issued an additional 700,000 shares of its common stock to KI Equity for a purchase price of $35,000, or $0.05 per share. The proceeds from the purchase price were also intended as working capital of the Company.

The Company has nominal assets or no operating revenue. The Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities business plan, which is to seek a combination with a private operating company. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon its sole officer, director and his affiliates to provide continued funding and capital resources. If continued funding and capital sources are unavailable at reasonable terms, it is likely the Company would not be able to implement its plan of operations.

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

Plan of Operations

      3. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we may acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be risky.

Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except as described elsewhere in this Report, the type of business that may be acquired by us is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business which we acquired. Thus, ultimately an investment will depend on the target business and therefore our stockholders will be subject to all the risks that would be associated with a selected business. In addition, our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

      6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with an investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

Plan of Operations

      7. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

      8. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

      9. Dependence upon Management. We are almost exclusively dependent upon the skills, talents, and abilities of our sole officer and director to implement our business plan. Our management devotes limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

      10. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

      11. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It would be likely that we would engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      12. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

      13. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

      14. No Dividends. We do not intend to pay any cash dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

      15. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

      16. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

      17. Thinly-traded Public Market. Our securities are very thinly traded, and the price may not reflect the value of the Company. Moreover, there may be a reverse split of the shares which may not reflect the value of the Company either. There can be no assurance that there will be an active market for our shares either now or after we complete any reverse merger. The market liquidity will be dependant on, among other things, the perception of the operating business and any steps that management might take to bring the Company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

      18. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

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

Typically in connection with a reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any lawful kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our management, who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expected that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also likely act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of a reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders.

It is anticipated that certain securities issued by us in connection with a reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we may be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we would attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this would be accomplished or, if accomplished, that the registration rights would be identical to other registration rights. If such registration occurs, it would be undertaken by the surviving entity after it has successfully consummated a reverse merger and the Company no longer considered inactive. The issuance of substantial additional securities by us in connection with a reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities. There is no assurance that such a trading market would develop.

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

We do not intend to acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

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

ITEM  3. CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended June 30, 2006. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the President, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

         None

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item  3. Defaults Upon Senior Securities

         None

Item  4. Submission of Matters to a Vote of Security Holders

         None

Item  5. Other Information

         None

Item  6. Exhibits

         (a)   Exhibits

         31 Certification of President of the Company Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32 Certification of President of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        APPLIED SPECTRUM TECHNOLOGIES, INC.


Date: August 14, 2006                   By: /s/ Kevin R. Keating
                                            ------------------------------------
                                            Kevin R. Keating, President