Form 10KSB
period 2006-09-30
APPLIED SPECTRUM TECHNOLOGIES INC
filed 2007-01-12
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File Number: 0-16397

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                      41-2185030
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                          Changjiang Tower, 23rd Floor
                               No. 1 Minquan Road
                           Wuhan, Hubei Province, PRC
                    (Address of principal executive offices)

                               +86 (27) 8537-5532
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, Par Value $.001 Per Share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Issuer's revenues for its most recent fiscal year: $0

As of September 30, 2006, 5,354,091 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on September 30, 2006 by the NASD Over-the-Counter Bulletin Board) was approximately $267,705.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item Number and Caption

PART I

Item 1.    Description of Business.......................................     1

Item 2.    Description of Properties.....................................     5

Item 3.    Legal Proceedings.............................................     6

Item 4.    Submission of Matters to a Vote of Security Holders...........     6

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......     6

Item 6.    Management's Discussion and Analysis or Plan of Operations....     7

Item 7.    Financial Statements..........................................    11

Item 8.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................    11

Item 8A.   Controls and Procedures.......................................    11

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act...........    12

Item 10.   Executive Compensation........................................    14

Item 11.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    14

Item 12.   Certain Relationships and Related Transactions................    15

Item 13.   Exhibits and Reports on Form 8-K..............................    15

Item 14.   Principal Accountant Fees and Services........................    17

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

History and Recent Developments

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

      On December 14, 2005, Norwood Venture Corp.("Norwood"), a former shareholder of the Company and KI Equity Partners III, LLC ("KI Equity") entered into a certain securities purchase agreement, as amended, under which KI Equity agreed to purchase and Norwood agreed to sell an aggregate of 2,281,302 shares of common stock of the Company, representing approximately 77.2% of the Company's outstanding shares of common stock, to KI Equity at a price of $175,000. The closing of the transactions under the Purchase Agreement occurred on December 29, 2005.

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

      Effective September 7, 2006, we entered into an Exchange Agreement ("Exchange Agreement") with KI Equity Partners III, LLC, a Delaware limited liability company ("KI Equity"), Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader"), and each of the equity owners of Ever Leader (the "Ever Leader Shareholders").

      Under the terms of the Exchange Agreement, we will, at closing of the exchange transaction ("Closing"), acquire all of the outstanding capital stock and ownership interests of Ever Leader (the "Interests") from the Ever Leader Shareholders, and the Ever Leader Shareholders will transfer and contribute all of their Interests to the Company. In exchange, we will issue to the Ever Leader Shareholders 64,942,360 shares of the Company's common stock.

      Following completion of the exchange transaction (the "Exchange"), Ever Leader will become a wholly-owned subsidiary of the Company. The consummation of the Exchange is contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors ("Investors") for the purchase of shares of the Company's Common Stock promptly after the closing of the Exchange under terms and conditions approved by the Company's board of directors immediately following the Exchange ("Financing"). The closing of the Financing will be contingent on the closing of the Exchange, and the Exchange will be contingent on the closing of the Financing.

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

Employees

      We currently do not have any employees. Our sole officer and director, Kevin R. Keating, serves in such capacities without salary or bonus. Upon accepting his position as an officer and director in January 4, 2006, we issued shares of our common stock to Mr. Keating as compensation for services rendered.

      We have entered into a contract on January 1, 2006 with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $2,500 per month for services provided to us.

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

      3. Possible Business - Highly Risky. Although we have entered into a Share Exchange Agreement, such transaction has not yet closed. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

      From January 1, 2006 to September 30, 2006, we operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $2,500 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended September 30, 2006.

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

      On September 16, 2005, our common stock commenced quotation on the Over-the-Counter Bulletin Board ("OTC BB") maintained by the NASD. Our trading symbol is APSP. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Based on information available to us, the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board during the period from September 30, 2005 through September 30, 2006 was $0.15 and $0.75, respectively. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

      The Company's transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado, 80401.

      As of October 1, 2006, there were approximately 792 holders of record of our common stock.

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

Share Exchange Agreement with Ever Leader

Effective September 7, 2006, we entered into an Exchange Agreement ("Exchange Agreement") with KI Equity Partners III, LLC, a Delaware limited liability company ("KI Equity"), Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader"), and each of the equity owners of Ever Leader (the "Ever Leader Shareholders"). Under the terms of the Exchange Agreement, we will, at closing of the exchange transaction ("Closing"), acquire all of the outstanding capital stock and ownership interests of Ever Leader (the "Interests") from the Ever Leader Shareholders, and the Ever Leader Shareholders will transfer and contribute all of their Interests to APSP. In exchange, we will issue to the Ever Leader Shareholders 64,942,360 shares of our common stock.

Ever Leader owns 95% of the issued and outstanding capital stock of Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd., a China-Foreign Equity Joint Venture company incorporated under the laws of the People's Republic of China ("Benda"). Mr. Yiqing Wan owns 5% of the issued and outstanding capital stock of Benda. Benda owns: (i) 95% of the issued and outstanding capital stock of Jingling Benda Pharmaceutical Co., Ltd., a company formed under the laws of the People's Republic of China ("Jingling"); (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co., Ltd., a company incorporated under the laws of the People's Republic of China ("Yidu"); and (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co., Ltd., a company incorporated under the laws of the People's Republic of China ("Shusai"). Mr. Yiqing Wan owns: (i) 5% of the issued and outstanding capital stock of Jingling; and (ii) 5% of the issued and outstanding capital stock of Yidu. Mr. Feng Wang owns 25% of the issued and outstanding capital stock of Shusai.

Following completion of the exchange transaction (the "Exchange"), Ever Leader will become our wholly-owned subsidiary.

The consummation of the Exchange is contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors ("Investors") for the purchase of shares of APSP Common Stock promptly after the closing of the Exchange under terms and conditions approved by our board of directors immediately following the Exchange ("Financing"). The closing of the Financing will be contingent on the closing of the Exchange, and the Exchange will be contingent on the closing of the Financing.

Subsequent Events

      On November 15, 2006, we acquired Ever Leader, Hong Kong based pharmaceutical manufacturer in accordance with the Exchange Agreement. The closing of the transaction took place on November 15, 2006 (the "Closing Date"). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock and ownership interests of Ever Leader from the Ever Leader Shareholders; and the Ever Leader Shareholders transferred and contributed all of their Interests to us. In exchange, we issued to the Ever Leader Shareholders 64,942,360 shares, or approximately 91.46% of our common stock. On the Closing Date, Ever Leader became our wholly owned subsidiary.

      Upon Closing, we received gross proceeds of $12,000,000 in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, we sold 480 Units, with each Unit consisting of 54,087 shares of our Common Stock, and Warrants to purchase 54,087 shares of our Common Stock at an exercise price of $0.555 per share (the "Units"). The price of each Unit was $25,000. We are required to register the Common Stock and the shares underlying the Warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors. After commissions and expenses, we received net proceeds of approximately $10,470,000 from the Financing.

      Upon completion of the Exchange, and after giving effect to the Financing, the Ever Leader Shareholders own 64,942,360 shares of Common Stock and the Investors in the aggregate received 25,961,760 shares of our Common Stock. The Ever Leader Shareholders and the Investors will own, in the aggregate, 90,904,120 of our issued and outstanding shares of common stock. Upon the exercise of the Warrants to purchase an additional 25,961,760 shares of Applied Spectrum's common stock sold in connection with the financing, the Investors and the Ever Leader Shareholders will own, in the aggregate, 93.1% of our shares of common stock, and our current stockholders will own approximately 4.3% of the total outstanding shares of our common stock.

      Registration Rights

      The issuance of the Common Stock to the Ever Leader Shareholders is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation S and regulation D promulgated thereunder and to Section 4(2) of the Securities Act. The issuances of the Units to the Investors and the Warrants to the Placement Agent are intended to be exempt from registration under the Securities Act pursuant to Regulation D and Section 4(2) thereof and such other available exemptions. As such, the Common Shares, the Warrants, and the common stock underlying the Warrants upon conversion thereof may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. The registration statement covering these securities will be filed with the SEC and with any required state securities commission in respect of the Exchange and/or the Financing.

      We have agreed to register for resale: (i) the shares of Common Stock ("Registered Common Stock"); and (ii) 150% of the shares of our common stock underlying the Warrants ("Underlying Common Stock"), on a registration statement to be filed with the SEC ("Registration Statement"). Such Registration Statement shall be filed on or prior to sixty (60) days from the Closing of this Offering (the "Filing Deadline") and shall be declared effective within 180 days from the Closing Date (the "Effectiveness Deadline"). If the Registration Statement is not filed by the Filing Deadline or does not become effective by the Effectiveness Deadline or if we fail to maintain the effectiveness of the Registration Statement, for any reason, we will be required to pay Investors in cash an amount equal to 1% of the purchase price of each Unit held by Investors on such Filing Deadline, Effectiveness Deadline or the first day of such failure to maintain the Registration Period, as applicable, and for every 30 day period (or part) thereafter, in each case until cured ("Registration Delay Payments"), provided that the Registration Delay Payments shall not exceed 10% of the purchase price of the Offering. In the event that the Registration Delay Payments are not made in a timely manner, such Registration Delay Payments shall bear interest at a rate of 1.5% per month until paid in full. We shall pay the usual costs of such registration.

      Except as follows, no holder of any of our currently outstanding securities has any registration rights with respect to the securities held by them: (i) 2,400,000 shares of our Common Stock held by various parties, (ii) 4,481,302 shares of our Common Stock held by KI Equity; and (iii) 423,294 shares of our Common Stock held by the principals of Anslow & Jaclin, LLP. We shall not file any other registration statement for any of our securities (other than the shares of Common Stock sold in this offering, the Underlying Common Stock and the Common Stock underlying the Agent Warrants) until such time as the Registration Statement has been filed and declared effective; provided, however, we may, subject to stockholder approval, establish an equity performance or stock option plan for the benefit of our employees and directors for up to 5% of the outstanding shares of our Common Stock and file a registration statement to register such shares on Form S-8 or a comparable form for such purpose.

      Placement Agent

Keating Securities, LLC (the "Placement Agent") acted as placement agent in connection with the Financing. For their services, the Placement Agent received a commission equal to 7.5% of the gross proceeds or approximately $900,000 from the offering and a non-accountable expense allowance equal to 1.5% of the gross proceeds or approximately $180,000. In addition, the Placement Agent received, for nominal consideration, five-year warrants to purchase 2,596,176 shares of our common stock, or 10% of the number of shares of Common Stock sold in the offering, at an exercise price of $0.555 ("Placement Agent Warrants"). The Placement Agent Warrants will have registration rights similar to the registration rights afforded to the purchasers of the Units. We also paid for the out-of-pocket expenses incurred by the Placement Agent and all purchasers in the amount of approximately $100,000. As additional compensation for the Placement Agent's services, we will also pay the Placement Agent a cash fee ("Warrant Solicitation Fee") with respect to the exercise, in whole or in part, of any Warrant equal to 3.0% of the total exercise price of the Common Stock issued in such exercise of such Warrant. We shall pay such cash Warrant Solicitation Fees to the Placement Agent, in immediately available funds, within three (3) business days following receipt, directly or indirectly, of any cash or other proceeds from the exercise of such Warrant.

      Make Good Agreement

      Upon the Closing Date, Keating Securities, LLC, as the authorized agent of the Investors (the "Investor Agent"), Applied Spectrum, Benda, Mr. Yiqing Wan and Ms. Wei Xu, as individuals (collectively, the "XIA Shareholders") and Moveup Investments Limited, a company organized under the laws of the British Virgin Islands ("Moveup" and together with the XIA Shareholders, the "Depositors") will enter into a Make Good Agreement (the "Make Good Agreement").

      Pursuant to the Make Good Agreement, we, together with Benda, have presented financial projections indicating that we will report net income of at least $9 million, with an allowable grace margin of $1 million, equating to net income of $8 million for the fiscal year ending December 31, 2007 (the "Performance Threshold"), based upon an audit conducted in conformity with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") and U.S. based auditing standards. As an inducement to the Investors in this Offering, the Investor Agent, Applied Spectrum, Benda, the Depositors, and Computershare Trust Company, Inc., the transfer agent for Applied Spectrum (the "Shares Escrow Agent"), have entered into a Make Good Escrow Agreement (the "Make Good Escrow Agreement") whereby the Depositors have agreed that they will place a total of 15 million shares (to be equitably adjusted for stock splits, stock dividends, and similar adjustments) of our common stock into escrow (the "Escrow Shares") at the Closing for the benefit of the Investors in the event that we fail to satisfy the Performance Threshold ("Make Good Provision").

      On or prior to sixty (60) days from the Closing Date of the Securities Purchase Agreement, as defined therein, (the "Audited Financial Statement Delivery Deadline"), we are required under the Securities Purchase Agreement to deliver to the Investors its financial statements for the years ending December 31, 2004 and December 31, 2005, audited by Rotenberg & Company, LP (the "New Audit Financial Statements"), prepared in accordance with GAAP, during each year involved and fairly presenting in all material respects our financial position as of the dates thereof and the results of our operations and cash flows for each such year then ended.

      If either the new audited revenue ("New Audited Revenue") or the new audited cash flow from operations ("New Audited Cash Flows from Operations") from the financial statements audited by Rotenberg & Company, LP are more than 10% less than the old audited revenue ("Old Audited Revenue") or the old audited cash flow from operations ("Old Audited Cash Flows from Operations") audited by Moen and Company LLP, then we and the Investor Agent shall promptly provide a joint written instruction to the Shares Escrow Agent to deliver as promptly as practicable to each Investor such number of Escrow Shares equal to the product of (x) the New Financial Statement Escrow Shares (as defined below) and (y) the quotient of (A) the number of shares of Common Stock acquired by such Investor in the Offering and (B) the number of shares of Common Stock acquired by all Investors in the Offering. For purposes of this Agreement, "New Financial Statement Escrow Shares" means such number of Escrow Shares equal to the product of (x) one million and (y) the greater of the number of percentage points in excess of 10% in which (A) the Old Audited Revenues exceeds the New Audited Revenues and (B) the Old Audited Cash Flow from Operations exceeds the New Cash Flow From Operations; provided, that such number of New Financial Statement Escrow Shares shall be capped at the total number of Escrow Shares deposited with the Shares Escrow Agent.

      We will adopt the calendar year end as our fiscal year end. We shall provide to the Placement Agent our audited fiscal year 2007 financial statements ("FY2007 Financial Statements"), prepared in accordance with U.S. GAAP on or before March 31, 2008 so as to allow the Placement Agent the opportunity to evaluate whether our actual reported net income for 2007 ("FY07 ARNI") meets the Performance Threshold. For the purpose of the Make Good Provision, in calculation of the FY07 ARNI, any non-cash charges incurred as a result of the Offering (due to possible non-cash amortization on warrants charged to the Company's results of operation) will be added back to FY07 ARNI.

      In the event the Performance Threshold is not attained, we shall provide written instruction to the escrow agent to deliver as promptly as practicable to the Investors holding at least 100 shares of Common Stock as of April 10, 2008 (the "Eligible Investors"), an amount of Escrow Shares based from the following formula (the "Released Escrow Shares"):

      (($8 million - FY07 Net Income) / $8 million) X Escrow Shares

      The Released Escrow Shares shall be capped at the number of Escrow Shares remaining in escrow after the distribution of the New Financial Statement Escrow Shares, if any.

      The stock certificates evidencing the Released Escrow Shares shall be registered in the name of each Investor according to their pro rata portion of the Released Escrow Shares. Each Investor's pro rata portion of the Released Escrow Shares shall be equal to such Investor's pro rata portion of the Escrow Shares. The investors' pro rata portion of the Escrow Shares shall be based on the respective number of shares of Applied Spectrum capital stock acquired by each Investor during the Offering pursuant to its Subscription Agreement. Only those investors who remain as our shareholders at the time that any Escrow Shares become deliverable shall be entitled to their pro rata portion of the Escrow Shares. The Shares Escrow Agent shall release the Escrow Shares to the Investor Agent, who shall thereafter promptly deliver to the Investors such stock certificates.

      We will ensure that the Released Escrow Shares will be registered under
Section 5 of the Securities Act of 1933 for purposes of resale, which registration statement shall be filed with the SEC within 30 days of the delivery of the Released Escrow Shares. The registration statement shall remain effective and the prospectus constituting a part thereof available for delivery in connection with the resale of the Released Escrow Shares for a period of 12 months commencing on the delivery date of the Released Escrow Shares.

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

Results of Operations

      For the year ended September 30, 2006, we had net income (loss) of $ (128,143), as compared with net income (loss) of $4,522 for the year ended September 30, 2005. During the years ended September 30, 2006 and 2005, we were inactive and had no sales revenue. We received interest income of $124 and $410 for the fiscal years ended September 30, 2006 and 2005, respectively, which has been reflected in other income. Other income for the fiscal year ended September 30, 2006 totaling $25,000 relates to a portion of good faith deposit retained by the Company following the termination of merger agreement.

      General and administrative expenses increased from $1,800 in the year 2005 to $153,267 for the year 2006. This increase is primarily the result of an approximate $106,000 increase in professional fees incurred during year 2006 as compared to the year 2005.

Liquidity and Capital Resources

      Our total assets as September 30, 2006 are $26,243, which are comprised of cash. Our total liability as September 30, 2006 is $15,000. Total stockholders' equity as of September 30, 2006 is $11,243.

      We have no current commitments under operating or capital leases and have not entered into any contracts for financial derivative instruments such as futures, swaps and options.

      The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                           Year Ended           Year Ended
                                       September 30, 2006   September 30, 2005
                                       ------------------   ------------------
Cash Flows from Operating Activities        $(85,325)               $0
Cash Flows from Investing Activities            0                    0
Cash Flows from Financing Activities         111,568                 0
Net Change in Cash                          $ 26,243                $0

      Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain our liquidity in the near term.

Going Concern

      We have sustained recurring operating losses, currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. However, see Note 9 of the financial statements which mitigates the going concern issue.

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

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews our deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by us, the ability of the post-acquisition business to utilize our net operating losses may be significantly impaired or eliminated. As of September 30, 2006, we have established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that we will generate sufficient future taxable income to allows us to realize the deferred tax asset.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                         Page
                                                                      ----------
Report of Independent Registered Public Accounting Firm                     F-1a
Report of Previous Independent Registered Public Accounting Firm            F-1b
Balance Sheet - As of September 30, 2006                                     F-2
Statements of Operations - For the years ended September 30, 2006
  and 2005                                                                   F-3
Statement of Stockholders' Equity - For the years ended
  September 30, 2006 and 2005                                                F-4
Statements of Cash Flows - For the years ended September 30, 2006
  and 2005                                                                   F-5
Notes to Financial Statements                                         F-6 to F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 14, 2006, we dismissed De Joya Griffith & Company, LLC ("De Joya"), as our independent registered public accounting firm.

      The report of De Joya on the Company's financial statement for the fiscal year ended September 30, 2005 did not contain an adverse opinion or disclaimer of opinion. During the fiscal year ended September 30, 2005, our financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company and De Joya did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal year ended September 30, 2005 and subsequent interim period from October 1, 2005 through the date of dismissal. During the Company's fiscal year ended September 30, 2005 and subsequent interim period from October 1, 2005 through the date of dismissal, the Company did not experience any reportable events.

      On November 14, 2006, Rotenberg & Co. LLP ("Rotenberg") was engaged as our new independent registered public accounting firm. Prior to engaging Rotenberg, the Company had not consulted Rotenberg regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with Rotenberg regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

      Commencing January 2007, Rotenberg has decided to no longer undertake audits of Chinese based companies. Therefore, Schwartz Levitsky Feldman LLP, as Rotenberg's sub-contractor on the Company's audit shall be the Company's independent registered public accounting firm. The Company shall file an 8-K regarding this change.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the President of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Name           Age          Position
--------------------   ---   ----------------------
Kevin R. Keating (1)    66   President and Director

(1)   Mr. Keating became President and a director effective January 1, 2006.

Mr. Keating, sole Director and President of the Company, is an investment executive and for the past ten years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.

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

      We are not a "listed company" under SEC rules and are therefore not required to have a compensation committee or a nominating committee. We do not currently have a compensation committee. Our Board of Directors is currently comprised of only one member, Kevin R. Keating, who is also Applied Spectrum's sole officer acting as President. We have no employees, and any compensation for our directors and officers must be approved by the Board of Directors.

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

      Because the management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Conflicts of Interest

      Certain conflicts of interest existed at September 30, 2006 and may continue to exist between us and our sole officer and director due to the fact that he has other business interests to which he devotes his attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to our business.

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

                                                                           Long Term Compensation
                                                                  ---------------------------------------
                                   Annual Compensation                      Awards              Payouts
                          -------------------------------------   -------------------------   -----------
      Name                                             Other      Restricted    Securities
       and                                            Annual         Stock      Underlying                    All Other
    Principal                                      Compensation    Award(s)      Options/         LTIP      Compensation
    Position       Year   Salary ($)   Bonus ($)        ($)           ($)      SARs (#) (2)   Payouts ($)        ($)
----------------   ----   ----------   ---------   ------------   ----------   ------------   -----------   ------------
Kevin R. Keating   2006       $0           $0           $0        100,000           N/A           N/A            N/A
(President)                                                       shares (1)

(1) On January 4, 2006, APSP issued 100,000 shares of its common stock to Kevin R. Keating for services rendered to APSP valued at $5,000, or $0.05 per share.

      There was no other compensation paid to Kevin R. Keating during the fiscal year ended September 30, 2006 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended September 30, 2006, and no options were exercised by Kevin R. Keating during the fiscal year ended September 30, 2006.

      We did not pay any compensation to any director in the year ended September 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding Applied Spectrum's common stock beneficially owned on November 1, 2006, for (i) each shareholder Applied Spectrum knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of Applied Spectrum's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of Applied Spectrum's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Except as set forth in this Information Statement, there are not any pending or anticipated arrangements that may cause a change in control of Applied Spectrum. At November 1, 2006, 5,354,091 shares of Applied Spectrum's common stock were outstanding.

                                                                       Percent
                                                   Number of Shares       of
Name                                              Beneficially Owned    Shares
-----------------------------------------------   ------------------   -------
Kevin R. Keating
936A Beachland Boulevard, Suite 13
Vero Beach, Florida 32963                              100,000(1)        1.2%

KI Equity Partners III, LLC
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111                    4,481,302(2)       83.7%

All Executive Officers and Directors as a group        100,000           1.2%

(1) Kevin R. Keating is not affiliated with and has no equity interest in KI Equity Partners III, LLC ("KI Equity") and disclaims any beneficial interest in the shares of APSP's common stock owned by KI Equity.

(2) Timothy J. Keating is the manager of KI Equity and exercises sole voting and investment control over such shares. KI Equity is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of Applied Spectrum's common stock owned by Kevin R. Keating.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 1, 2006, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $2,500 for each month in which services are rendered.

      In connection with the Purchase Agreement, Mark R. Littell and Norwood entered into an agreement releasing Applied from any and all claims they have against Applied.

      During 2006, Norwood paid an accrued legal expense on behalf of Applied in the amount of $1,568, which was recorded as additional paid-in capital.

      In connection with the Purchase Agreement, Applied Spectrum paid Norwood approximately $18,936 for consulting services rendered by it to Applied Spectrum.

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

      (b) Reports on Form 8-K.

            On September 7, 2006, in its Current Report on Form 8-K dated September 7, 2006, the Company reported the disclosing the entry into an exchange agreement with KI Equity Partners III, LLC, Ever Leader Holdings Limited, and each of the equity owners of Ever Leader Holdings Limited as described elsewhere in this Report.

            On November 14, 2006, in its Current Report on Form 8-K dated November 14, 2006, the Company reported the change of its certifying accountants described more fully in Item 8 of this Report.

            On November 17, 2006, in its Current Report on Form 8-K dated November 15, 2006, the Company reported the closing of exchange agreement described more fully in Note 9 to the financial statements of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $18,500 for the fiscal year ended September 30, 2005 and $19,000 for the fiscal year ended September 30, 2006.

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

                                        APPLIED SPECTRUM TECHNOLOGIES, INC.


Date: January 11, 2007                  By: /s/ Yiqing Wan
                                            ------------------------------------
                                            Yiqing Wan, President

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on January 11, 2007.

Signatures                              Title
----------                              -----


/s/ Yiqing Wan                          President
-------------------------------------

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                      ----------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1a

REPORT OF PREVIOUS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-1b

BALANCE SHEETS                                                               F-2

STATEMENTS OF OPERATIONS                                                     F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                            F-4

STATEMENTS OF CASH FLOWS                                                     F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 to F-8

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Spectrum Technologies,
Inc.:

We have audited the accompanying balance sheet of Applied Spectrum Technologies, Inc. as at September 30, 2006 and the related statement of operations and deficit, cash flows and changes in stockholders' equity for the year ended September 30, 2006. These financial statements are the responsibility of the management of Applied Spectrum Technologies, Inc. Our responsibility is to express and opinion on these consolidated financial statements based on our audit. The statements of operations, cash flows and changes in stockholder equity for the year ended September 30, 2005 were audited by other auditors, whose report dated December 22, 2005 expressed an opinion without reservation.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Spectrum Technologies, Inc. as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 in conformity with United States generally accepted accounting.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring losses, has no source of revenue and has limited working capital. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Toronto, Ontario, Canada                     /s/ Schwartz Levitsky Feldman llp
January 11, 2007                             Schwartz Levitsky Feldman llp
                                             Licensed Public Accountants


                                     F-1-A

                         De Joya Griffith & Company, LLC
                   Certified Public Accountants & Consultants
                          2425 W. Horizon Ridge Parkway
                             Henderson, Nevada 89052

--------------------------------------------------------------------------------


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


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


/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
December 22, 2005
Henderson, Nevada

--------------------------------------------------------------------------------

               Telephone (702) 563-1600 - Facsimile (702) 920-8049

                                     F-1-B

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                                  BALANCE SHEET

                                                              September 30, 2006        September 30, 2005
                                                              ------------------        ------------------
ASSETS

CURRENT ASSET
  Cash                                                           $     26,243              $          0
                                                                 ------------              ------------
  Other Assets                                                              0                    18,936
                                                                 ------------              ------------
TOTAL ASSETS                                                     $     26,243              $     18,936
                                                                 ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses                          $     15,000              $      1,568

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued and outstanding                         --                        --
  Common stock, $0.001 par value, 150,000,000
    shares authorized; 5,354,091 and 2,953,941 shares
    issued and  outstanding, respectively                               5,354                    29,539
  Additional paid-in capital                                       16,210,416                16,064,213
  Accumulated deficit                                             (16,204,527)              (16,076,384)
                                                                 ------------              ------------
  Total stockholders' equity                                           11,243                    17,384
                                                                 ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     26,243              $     18,936
                                                                 ============              ============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                          For the Years Ended
                                                             September 30,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
Revenue                                                 $       --   $       --

Operating expenses:
  General and administrative expenses                      153,267        1,800
                                                        ----------   ----------

Loss from operations                                      (153,267)      (1,800)

Other income (expense)
  Interest income                                              124          410
  Other income (Note 4)                                     25,000        5,912
                                                        ----------   ----------
Net income (loss) and comprehensive income (loss)       $ (128,143)  $    4,522
                                                        ==========   ==========
Net income (loss) per share (basic and diluted)         $    (0.03)  $     0.00*
                                                        ==========   ==========
Weighted average shares of common stock outstanding      4,598,069    2,953,941
                                                        ==========   ==========

*     Less than $ 0.01 per share

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common Stock        Additional
                                         --------------------     Paid-in      Accumulated
                                           Share      Amount      Capital        Deficit       Total
                                         ---------   --------   -----------   ------------   ---------
Balance, September 30, 2004              2,953,941   $ 29,539   $16,062,413   $(16,080,906)  $  11,046

Contributed capital - rent                      --         --         1,800             --       1,800

Net income for the year ended
  September 30, 2005                            --         --            --          4,522       4,522
                                         ---------   --------   -----------   ------------   ---------
Balance, September 30, 2005              2,953,941     29,539    16,064,213    (16,076,384)     17,368

Effect of change in authorized capital
  stock and par value on 11/17/05               --    (26,585)       26,585             --          --

Contributed capital - rent                      --         --           450             --         450

Issuance of common stock for cash:
  1/4/06, 1,500,000 shares at $0.05
  per share                              1,500,000      1,500        73,500             --      75,000

Issuance of common stock for services:
  1/4/06, 200,000 shares at $0.05
  per share                                200,000        200         9,800             --      10,000

Issuance of common stock for cash:
  3/10/06, 700,000 shares at $0.05
  per share                                700,000        700        34,300             --      35,000

Additional paid-in capital for accrued
  legal expense paid by the former
  shareholder                                   --         --         1,568             --       1,568

Corrective issuance of common
  stock on 7/21/06                              50         --            --             --          --

Corrective issuance of common
  stock on 8/30/06                             100         --            --             --          --

Net loss for the year ended
  September 30, 2006                            --         --            --       (128,143)   (128,143)
                                         ---------   --------   -----------   ------------   ---------
Balance, September 30, 2006              5,354,091   $  5,354   $16,210,416   $(16,204,527)  $  11,243
                                         =========   ========   ===========   ============   =========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                            For the Years Ended
                                                               September 30,
                                                            -------------------
                                                               2006       2005
                                                            ---------   -------
CASH FLOWS FROM OPERATIONS

Net income (loss)                                           $(128,143)  $ 4,522
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Rent expense contributed                                        450     1,800
  Stock issued for services                                    10,000        --
  Accrued liabilities written-off as other income                  --    (5,912)
  Changes in:
    Accounts payable                                               --    (8,034)
    Accrued expenses                                           13,432       (20)
    Other assets                                               18,936     7,644
                                                            ---------   -------
Net cash used in operating activities                         (85,325)       --
                                                            ---------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      111,568        --

Net change in cash                                             26,243        --

Cash, beginning of period                                          --        --
                                                            ---------   -------
Cash, end of period                                         $  26,243   $    --
                                                            =========   =======

   The accompanying notes are an integral part of these financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

      Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS 109") "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporay differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Comprehensive Income

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements.

2.    Going Concern

      We have sustained recurring operating losses, currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. See Note 9 for additional information which mitigates the going concern issue.

3.    Stockholders' Equity (Deficit)

      The Company has authorized 150,000,000 shares of common stock, par value of $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

      As of September 30, 2006, there were 5,354,091 shares of common stock outstanding and no shares of preferred stock outstanding.

      There were no outstanding options or warrants at September 30, 2006.

4.    Other Income

      Pursuant to a Letter of Intent with Pro-Stars signed on March 27, 2006, the Company received a good faith deposit of $50,000. Other income totaling $25,000 for the year ended September 30, 2006 represents a forfeited deposit following the termination of the Merger Agreement on July 14, 2006.

5.    Income Taxes

      As a result of changes in ownership of the Company, pursuant to Internal Revenue Code Section 382, the utilization of the Net Operating Losses
      (NOL) will be substantially reduced. In addition, due to uncertainties surrounding the Company's ability to utilize the NOL in future years, the Company established a valuation allowance equal to the deferred tax asset.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

6.    Related Party Transactions

      The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the majority shareholder of the Company.

      Effective January 1, 2006, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year, but the contract may be terminated at any time by any party. In consideration of the services provided, Vero is paid $2,500 for each month in which services are rendered. A total of $22,500 was included in general and administrative expenses relating to this agreement for the year ended September 30, 2006.

7.    Recent Accounting Pronouncements

      In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

      In September 2006, the FASB issued SFAS No. 157 and No. 158.

      Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

      Statement No. 158 is an an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

      The Company does not expect application of SFAS No. 156, 157 and 158 to have a material affect on its financial statements.

                       APPLIED SPECTRUM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

8.    Closing of Exchange Agreement

      On November 15, 2006, the Company acquired Ever Leader Holdings Limited ("Ever Leader"), a Hong Kong based pharmaceutical manufacturer in accordance with a Share Exchange Agreement dated September 7, 2006 ("Exchange Agreement") by and among APSP, KI Equity Partners III, LLC, a Delaware limited liability company, Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader"), and each of the equity owners of Ever Leader (the "Ever Leader Shareholders"). The close of the transaction (the "Closing") took place on November 15, 2006 (the "Closing Date"). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Ever Leader from the Ever Leader Shareholders; and the Ever Leader Shareholders transferred and contributed all of their Interests to the Company. In exchange, the Company issued to the Ever Leader Shareholders 64,942,360 shares of the Company's common stock.

      On the Closing Date, Ever Leader became the Company's wholly owned subsidiary. The consummation of the Exchange was contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors for the purchase of shares of our common stock promptly after the closing of the Exchange under terms and conditions approved by our board of directors immediately following the Exchange ("Financing").

      Upon Closing, the Company received gross proceeds of $12,000,000 in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, the Company sold 480 Units, with each Unit consisting of 54,087 shares of the Company's Common Stock, and Warrants to purchase 54,087 shares of our Common Stock at an exercise price of $0.555 per share (the "Units"). The price of each Unit was $25,000.

      The Company is required to register the Common Stock and the shares underlying the Warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors. After commissions and expenses, the Company received net proceeds of approximately $10,470,000 from the Financing.

      Upon completion of the Exchange, and after giving effect to the Financing, the Ever Leader Shareholders own 64,942,360 shares of Common Stock and the Investors in the aggregate received 25,961,760 shares of the Company's Common Stock. The Ever Leader Shareholders and the Investors will own, in the aggregate, 90,904,120 of our issued and outstanding shares of common stock. Upon the exercise of the Warrants to purchase an additional 25,961,760 shares of Applied Spectrum's common stock sold in connection with the financing, the Investors and the Ever Leader Shareholders will own, in the aggregate, 93.1% of our shares of common stock, and the Company's current stockholders will own approximately 4.3% of the total outstanding shares of the Company's common stock.

      After the transaction, the Company's total number of shares outstanding as at September 30, 2006 are as follows:

Pre-Exchange Transaction and Financing Applied Spectrum Common
  Shares Outstanding:                                                  5,354,091
Applied Spectrum Common Shares Issued for all outstanding shares
  of Ever Leader:                                                     64,942,360
Applied Spectrum Common Shares Issued to Third Party Consultants:        706,195
Applied Spectrum Common Shares Issued to Accredited and
  Institutional Investors:                                            25,961,760
                                                                      ----------
Total Applied Spectrum Common Shares Outstanding Post-Exchange
  and Financing:                                                      96,964,406
                                                                      ==========

      As a result of the transaction, the Company has also issued warrants to purchase 25,961,760 shares of Applied Spectrum Common Stock, at an exercise price of $0.555 per share, that were included as part of the issuance of the 25,961,760 shares of Applied Spectrum Common Stock to certain accredited and institutional investors upon closing of the Exchange Transaction as described above. Another warrants to purchase 2,596,176 shares of Applied Spectrum Common Stock, at an exercise price of $0.555 per share, has been issued to the placement agent who aided in the issuance of the 25,961,760 shares of Applied Spectrum Common Stock to certain accredited and institutional investors upon closing of the Exchange Transaction as described above.

                                  Exhibit Index

Exhibit
Number                            Description of Exhibit
-------   ----------------------------------------------------------------------
31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.