Form 10KSB
period 2006-12-31
Benda Pharmaceutical, Inc.
filed 2007-05-04
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 0-16397

BENDA PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	41-2185030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Changjiang Tower, 23rd Floor
No. 1 Minquan Road
Wuhan, Hubei Province, PRC
(Address of principal executive offices)

+86 (27) 8537-5532
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $.001 Per Share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Issuer's revenues for its most recent fiscal year: $15,932,075

As of April 23, 2007, 96,964,606 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on April 19, 2007 by the NASD Over-the-Counter Bulletin Board) was approximately $104,093,813.50.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

Benda Pharmaceutical, Inc. (“we”, “us”, “our”, “Benda” or the “Company”), through our wholly owned subsidiary Ever Leader Holdings Limited (“Ever Leader”), is a pharmaceutical company that identifies, discovers, develops and manufactures both conventional medications and Traditional Chinese Medicines (“TCMs”) for the treatment of some of the largest common ailments and diseases (e.g., common cold, diabetes, cancer).

Benda owns all of the capital stock of Ever Leader Holdings Limited, a holding company incorporated under the laws of Hong Kong SAR on October 29, 2005. Ever Leader owns 95% of the issued and outstanding capital stock of Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd., a Sino-Foreign Equity Joint Venture company incorporated under the laws of the PRC. Benda Ebei owns: (i) 95% of the issued and outstanding capital stock of Jiangling Benda Pharmaceutical Co., Ltd., a company formed under the laws of the PRC; (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co., Ltd., a company incorporated under the laws of the PRC; and (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co., Ltd., a company incorporated under the laws of the PRC.

We distribute our high value, branded medicines, through agents who sell them to hospitals that administer them to patients. We sell generics to medical wholesalers for resale to hospitals. The company sells its Over the Counter (“OTC”) medicines to wholesalers specializing in selling to retail chain drug stores. Our “Active Pharmaceutical Ingredients” (“APIs”) are typically sold to large drug manufacturers under long-term supply contracts. The bulk chemicals are purchased by other Chinese drug companies.

History and Recent Developments

We were organized as a Minnesota corporation on February 17, 1982. The technology on which our original products were based, including Spread Spectrum Technology, permit data and telemetry to be transmitted simultaneously over telephone wire without interfering with normal voice service. Our products were known as data/voice multiplexing (“DVM”) equipment and were aimed at operating telephone companies in the telecommunications market. Our lack of financial resources caused us to pursue a plan of dissolution as approved by our Board of Directors and approved by our shareholders on November 30, 1993.

During fiscal 1994, we began implementing a plan of voluntary dissolution pursuant to Minnesota law that was approved by our shareholders at a Special Shareholders’ Meeting held on November 30, 1993. Under our plan of dissolution, most of our assets were sold during 1994 with some payments deferred into 1995 and beyond. The recovery period ran through 1997. During fiscal 1995, most of the tangible asset sales were collected and only technology licenses remained to be collected. During fiscal 1996, we continued to collect license fees and payments on one equipment lease. The results of the plan of dissolution were successful and all liabilities and expenses were either paid or were covered in reserves.

On November 17, 2000, a Special Meeting of the shareholders of the Company was held at which time the plan of dissolution was revoked. Pursuant to the proposal for revocation, a liquidating dividend of approximately $212,000 was paid pro-rata to our shareholders in August 2001. We have been inactive since 1994.

On October 7, 2005, we and Applied Spectrum Technologies, Inc., a Delaware corporation (“Applied - Delaware”) entered into a certain Agreement and Plan of Merger (“Plan of Merger”). Pursuant to the Plan of Merger, subject to stockholder approval, we were to merge with and into Applied - Delaware for the purposes of the redomestication from the State of Minnesota to the State of Delaware (the “Merger”). On October 24, 2005, we filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission for the purpose of voting on the Merger.

On November 14, 2005, the holders of a majority of our outstanding shares of common stock approved the Merger. The Merger was completed on November 17, 2005, and the Articles of Merger were filed with the States of Minnesota and Delaware on November 17, 2005.

On December 14, 2005, Norwood Venture Corp. (“Norwood”), a former shareholder of the Company and KI Equity Partners III, LLC (“KI Equity”) entered into a certain securities purchase agreement, as amended, under which KI Equity agreed to purchase and Norwood agreed to sell an aggregate of 2,281,302 shares of common stock of the Company, representing approximately 77.2% of the Company’s outstanding shares of common stock, to KI Equity at a price of $175,000. The closing of the transactions under the Purchase Agreement occurred on December 29, 2005.

Kevin R. Keating is the father of Timothy J. Keating, the majority member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the party acquiring the controlling interest in us pursuant to the Purchase Agreement. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity Partners III, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of Applied Spectrum’s common stock to be acquired by KI Equity Partners III, LLC.

Share Exchange Transaction

We did not become engaged in the pharmaceutical business until November of 2006. Before closing our recent share exchange transaction in November 2006, we were a shell company with nominal assets and operations, whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a business combination be negotiated and completed pursuant to which Applied Spectrum would acquire a target company with an operating business with the intent of continuing the acquired company's business as a publicly held entity. We entered in an Exchange Agreement dated September 7, 2006 (the “Exchange Agreement”) with KI Equity Partners II, LLC (“KI Equity”), Ever Leader, a company incorporated under the laws of Hong Kong, and the owners of 100% of the capital shares of Ever Leader. The closing of the Exchange Agreement occurred on November 15, 2006. At the closing of the Exchange Agreement, we acquired all of Ever Leader's capital shares (the “Ever Leader Shares”) from the Ever Leader Shareholders, and the Ever Leader Shareholders transferred and contributed all of their Ever Leader Shares to us. In exchange, we issued 64,942,360 shares of our Common Stock to the Ever Leader Shareholders.

As a result of the closing of the Exchange Agreement, Ever Leader became our wholly owned subsidiary and we adopted Ever Leader’s main operational business. The Exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse acquisition, where we (the legal acquirer) are considered the accounting acquiree and Ever Leader (the legal acquiree) is considered the accounting acquirer, and thus the historical financial statements of Ever Leader are the financial statements of Benda.

In connection with the share exchange transaction, we engaged Keating Investments, LLC to act as a financial advisor in connection with the Exchange transaction. At the closing the Exchange Agreement, Keating Investments, LLC was paid an advisory fee of $395,000.

 Recent Financing

The closing of the Exchange Agreement described above was contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors ("Investors") in a private placement offering for the purchase of Units, each Unit consisting of 54,087 shares of Applied Spectrum's Common Stock ("Common Stock") and 54,087 common stock purchase warrants promptly after the closing of the Exchange transaction under terms and conditions approved by Applied Spectrum's board of directors immediately following the Exchange (the “Financing”). The closing of the Financing was contingent on the closing of the Exchange transaction, and the Exchange transaction was contingent on the closing of the Financing. On November 15, 2006, Applied Spectrum completed this private placement offering. Applied Spectrum received gross proceeds of approximately $12 million in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, Applied Spectrum sold 480 Units for a total of 25,961,760 shares of its Common Stock and warrants to purchase an additional 25,961,760 shares of Applied Spectrum's common stock to the Investors. The price per Unit in the Financing was $25,000.

Keating Securities, LLC (“Placement Agent”), an affiliate of Keating Investments, LLC, acted as placement agent in connection with the Financing. For their services, the Placement Agents received a commission equal to 7.5% of the gross proceeds from the offering and a non-accountable expense allowance equal to 1.5% of the gross proceeds. In addition, the Placement Agents received, for nominal consideration, warrants to purchase 10% of the number of shares of common stock sold in connection with the Financing, which in the aggregate totaled 2,596,176 shares of our common stock at an exercise price of $0.555 per share. The warrants are fully vested and have a term of five years. The Placement Agent warrants will have registration rights similar to the registration rights afforded to the holders of Common Stock and Warrants subscribed for in the Financing. Applied Spectrum also paid for the out-of-pocket expenses incurred by the Placement Agent and all purchasers in the amount of $100,000.

In order to finance the acquisition of a majority of the shares of Shenzhen SiBiono GeneTech Co., Ltd. (“SiBiono”), on April 5, 2007, we entered into an Investment Agreement with certain accredited and institutional investors (“Investors”) who had also participated in the subscription for $12,000,000 of our common stock pursuant to certain Securities Purchase Agreements dated November 15, 2006 (“November Financing”). Pursuant to the Investment Agreement, the Investors purchased a total of 252 Units for $7,560,000 with each Unit consisting of (i) a convertible promissory note in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share, and (ii) a warrant to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share. The Notes shall bear an interest rate of four percent per annum until the Buyer elects to exercise the right to convert, and shall mature on March 28, 2009.

In March 2007 the Company and the Investors entered into a Modification Agreement amending the November Financing Documents to allow for certain issuances of the Company’s securities, including additional purchases of the Company’s equity securities pursuant to the Investment Agreement; shares issuances required under the Equity Transfer Agreements; and issuances of options pursuant to an approved Qualified Employment Stock Option Plan. All of the investors in the November Financing had the right to participate in the purchase of additional units under the Investment Agreement and all of such investors either participated in the Investment Agreement or have waived their right to participate in such. In addition, those investors that did not participate in the Investment Agreement also waived their right to object to the changes to the Warrants, Registration Rights Agreement and Make Good Agreement which were set forth in the Modification Agreement.

On or prior to forty five (45) days from the Closing Date of the Investment Agreement, we are required to deliver to the Investors our financial statements for the years ending December 31, 2005 and December 31, 2006, audited by Kempisty & Company Certified Public Accountants, P.C., prepared in accordance with GAAP, during each year involved and fairly presenting in all material respects our financial position as of the dates thereof and the results of our operations and cash flows for each such year then ended. In addition, on or prior to seventy five (75) days from the Closing Date, we are also required to deliver to the Investors audited financial statements for SiBiono for the required time periods for the Form 8-K filing required by the Securities and Exchange Commission.

The securities underlying the Notes and Warrants issued to the Investors pursuant to the terms of the Investment Agreement shall be subject to the terms of the Make Good Agreement entered into in connection with the November Financing (the “Make Good Agreement”). We further represented to the Investors that the targeted net income of the Company for fiscal year end 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for any non-cash charges associated with this Agreement and the SPA) (the "Performance Threshold"). In the event the Performance Threshold is not attained, then we shall promptly issue, or cause to be issued to the Investors or their designee, a pro rata portion of One Million (1,000,000) shares of Common Stock for every one (1) cent by which the Company’s earnings per share, determined on a fully diluted basis (“Earnings Per Share”) is less than $0.065. In addition, we are also required to issue or cause to be issued to each Investor or its designee Two Thousand (2,000) shares of Common Stock per Unit held for every percentage point in excess of 10% in which (A) the Old Audited Revenues exceeds the New Audited Revenues and (B) the Old Audited Cash Flow from Operations exceeds the New Cash Flow From Operations. The maximum amount of shares of Common Stock that can be issued to Investor shall be capped based on a maximum excess of fifteen (15) percentage points.

Business

Our operations are headquartered in Wuhan, Hubei Province, China. We are a profitable, mid-sized Chinese pharmaceutical company that identifies, discovers, develops and manufactures both conventional medications and Traditional Chinese Medicines (“TCMs”) for the treatment of some of the largest common ailments and diseases (e.g., common cold, diabetes, cancer).

We currently have three core operating companies:

•
Yidu Benda develops, manufactures and sells bulk chemicals (or pharmaceutical intermediates), which are the raw materials used to make “Active Pharmaceutical Ingredients” (“APIs”). About 11.8 per cent of the bulk chemicals that we produce in 2004 were used for our own medicines. The remainder was sold in the market to unrelated parties. We did not sell to related Benda companies in 2005.

•
Jiangling Benda develops, manufactures and sells APIs, which are one of the two components of any capsules, tablets and fluids that are pharmaceutically active. An API is the substance in a drug that produces the desired medicinal effect. The “excipient” is the inert material that holds the API (such as gelatin or water). About 3.7 per cent of the APIs that we produce in 2004 were used to produce some of our finished medicines. The remainder was sold in the market to unrelated parties. Jiangling Benda did not sell to related Benda companies in 2005.

•
Benda Ebei develops, manufactures and sells (a) conventional finished medicines, which are non-patented, branded, proprietary small volume injection solutions (vials) used for a variety of treatments including hepatitis; and (b) Traditional Chinese Medicines (“TCMs”), which are herb-based and natural medicines used in TCM therapies (via our newly formed subsidiary Beijing Shusai). Some of the medicines we produce are of our own origination and protected from competition by certificates issued by China’s State Food and Drug Administration (“SFDA”)[1].

1 The Chinese government agency, SFDA, is analogous to the Food and Drug Administration (“FDA”) in the United States. Unlike the FDA, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs.

Each core Benda operating company has its own manufacturing facility located near Wuhan, in Hubei Province. Good Manufacturing Practices2  (“GMP”) certification was issued to Benda Ebei on November 11, 2003 for the production of injection vials. Benda Ebei was designated a High and New Technology Enterprise by the Science and Technology Bureau of Hubei Province on July 6, 2005 for a period of two years. This designation represents formal recognition by the provincial government that a company has developed or acquired new technology of significance, and triggers a number of government support and incentive policies, including availability of land for expansion, research grants and discounts on bank loan interest. Our Yidu Benda facility produces bulk chemicals. Our Jiangling Benda facility was closed for renovation in July 2004 in order to secure GMP certification, but expects to reopen and resume production in August 2007.

We distribute our high value, branded medicines, through agents who sell them to hospitals that administer them to patients. We sell generics to medical wholesalers for resale to hospitals. We sell our Over the Counter (“OTC”) medicines to wholesalers specializing in selling to retail chain drug stores. Our APIs are typically sold to large drug manufacturers under long-term supply contracts. Our bulk chemicals are purchased by other Chinese drug companies.

History and Corporate Organization

Ever Leader was incorporated in Hong Kong on October 29, 2005 for the purpose of functioning as an off-shore holding company to obtain ownership interests in various entities (collectively “Benda”) that were previously owned, either directly or indirectly, by Mr. Yiqing Wan (“Wan”) and his wife, Ms. Wei Xu (“Xu”).

The following paragraphs summarize the original ownership structure of various entities owned by Wan and Xu and the subsequent reorganization and transfer of ownership interests in these entities, either directly or indirectly, to Ever Leader.

Ownership Structure Prior to Reorganization

Hubei Benda Science and Technology Development Co., Ltd. (“Benda Science”) was incorporated in the Province of Hubei, PRC in October of 2002, primarily functioning as a holding company with ownership interests in various entities operated by Wan and Xu. Wan and Xu are the sole owners of Benda Science, with ownership interests of 10% and 90%, respectively.

Benda Ebei was incorporated in the Province of Hubei, PRC in April of 2001. Benda Ebei has registered capital of $2,419,404 which is fully paid up. Prior to the reorganization of Benda as further described in the paragraphs below, Benda Science, Wan, and Xu were the sole owners of Benda Ebei, with ownership interests of 60%, 20%, and 20%, respectively. Benda Ebei develops, manufactures, and sells small volume injection solutions (vials) and other conventional medicines.

Jiangling Benda was incorporated in the Province of Hubei, PRC in October of 2001. Jiangling Benda has registered capital of $967,738 which is fully paid. Prior to the reorganization of Benda, Benda Science and Wan were the sole owners of Jiangling Benda, with ownership interests of 90% and 10%, respectively. Jiangling Benda develops, manufactures and sells active pharmaceutical ingredients (“APIs”). Jiangling Benda’s primary production facility was closed for upgrades and renovations in July 2004 in order to secure a GMP certification from the Chinese SFDA. This facility is expected to reopen and resume production in August of 2007.

Yidu Benda was incorporated in the Province of Hubei, PRC in March of 2002. Yidu Benda has registered capital of $4,233,854 which is fully paid. Prior to the reorganization of Benda, Benda Science and Wan were the sole owners of Yidu Benda, with ownership interests of 90% and 10%, respectively. Yidu Benda develops, manufactures and sells bulk chemicals (or pharmaceutical intermediates) for use in the production of APIs. The organization and ownership structure of Benda prior to reorganization is as follows:

2 Good Manufacturing Practices (“GMP”) is an internationally-recognized standard for pharmaceutical plant design and construction. GMP has been defined as “that part of quality assurance which ensures that products are consistently produced and controlled to the quality standards appropriate for their intended use and as required by the marketing authorization” (World Health Organization). GMP covers all aspects of the manufacturing process: defined manufacturing process; validated critical manufacturing steps; suitable premises, storage, transport; qualified and trained production and quality control personnel; adequate laboratory facilities; approved written procedures and instructions; records to show all steps of defined procedures taken; full traceability of a product through batch processing records and distribution records; and systems for recall and investigation of complaints.

Reorganization and Revised Ownership Structure

As previously stated in the paragraphs above, Ever Leader was incorporated in Hong Kong on October 29, 2005 for the purpose of functioning as an off-shore holding company to obtain ownership interests in various Benda entities that were previously owned, either directly or indirectly, by Wan and Xu. Ms. Mo Mo Hon (“Hon”), a Hong Kong SAR resident, was the sole registered shareholder of Ever Leader, holding the single issued and outstanding share of Ever Leader in trust for Xu.

Pursuant to three separate Equity Transfer Agreements entered into in November of 2005 among Ever Leader, Benda Science, Xu, and Wan, Ever Leader obtained a 95% ownership interest in Benda Ebei in exchange for a commitment to pay $2,298,434 in aggregate consideration to Benda Science, Wan, and Xu. The $2,298,434 acquisition price represented 95% of the $2,419,404 of registered capital of Benda Ebei, but was not representative of the fair value of the assets acquired or liabilities assumed. Specifically, as transfers of ownership interests in PRC entities to offshore holding companies for zero or nominal consideration is prohibited by the Chinese Government (regardless of whether these PRC entities and offshore holding companies are directly or indirectly owned and controlled by the same individual or individuals), an amount equal to 95% of the value of the registered capital of Benda Ebei was established for purposes of the transfer of the 95% ownership interest in Benda Ebei (directly and indirectly 100% owned and controlled by Wan and Xu) to Ever Leader (beneficially 100% owned and controlled by Xu). As a result of each of these entities being 100% directly and indirectly controlled by Wan and Xu, this transaction has been accounted for as a combination of entities under common control (see additional discussion of accounting treatment in the paragraphs that follow), with Ever Leader’s commitment to pay $2,298,434 in aggregate consideration to Benda Science, Wan and Xu being reflected as a current liability at both December 31,2005 and 2004, with corresponding reductions to paid-in capital.

Pursuant to an Equity Transfer Agreement entered into on December 3, 2005 among Benda Ebei, Benda Science, and Wan, Benda Science transferred and assigned its 90% ownership interest in Jiangling Benda to Benda Ebei and Wan transferred and assigned a 5% ownership interest in Jiangling Benda to Benda Ebei (for zero consideration as Benda Ebei and Jiangling Benda were both directly and indirectly 100% owned and controlled by Wan and Xu).

Pursuant to a second Equity Transfer Agreement entered into on December 4, 2005 among Benda Ebei, Benda Science, and Wan, Benda Science transferred and assigned its 90% ownership interest in Yidu Benda to Benda Ebei and Wan transferred and assigned a 5% ownership interest in Yidu Benda to Benda Ebei (for zero consideration as Benda Ebei and Yidu Benda were both directly and indirectly 100% owned and controlled by Wan and Xu).

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

In July of 2006, Benda Ebei invested approximately $112,500 for a 75% ownership interest in Beijing Shusai, with the remaining 25% owned by an unrelated PRC individual. Beijing Shusai, a PRC limited liability company, was incorporated on June 15, 2006 and commenced primary operations in July 2006. Benda Ebei is setting up self-operated and franchised Pharyngitis Clinics in leading hospitals throughout major cities in China. It is currently operating two clinics for the Pharyngitis Killer therapy in Beijing, PRC.

On September 5, 2006, Ever Leader increased its number of authorized shares of common stock from 10,000 to 1,000,000 and effected a 100 to 1 stock split, resulting in Hon (the original sole registered shareholder of Ever Leader holding one share in trust for Xu) receiving 99 additional shares in the Company.

On September 5, 2006, Ever Leader transferred and assigned 711,202 shares of common stock to Xia Pharmaceutical, Inc. (“XIA”), an offshore holding company incorporated in the British Virgin Islands (“BVI”) that is 100% owned and controlled by Wan and Xu.

On September 5, 2006, Ever Leader issued 288,698 shares of common stock to 19 entities (some of whom are considered related parties) at par value. Additionally, Hon transferred and assigned her ownership interest in her 100 shares of Ever Leader to one of these entities.

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

The organizational chart after the acquisition of SiBiono would be stated as follows:

PRINCIPAL PRODUCTS

In 2006, our revenues were principally derived from sales of products listed in Figure 1. We have SFDA approval for all medicines and active pharmaceutical ingredients that we market. Sales of herbal TCM’s and bulk chemicals do not require SFDA approval.

Main Products

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Branded	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Branded	Haemostatic
Benda Ebei	Nokeqing injection vial	Branded	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Branded	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Branded	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Branded	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus
Yidu Benda	L-methionine	Nutrition	Nutrition, an essential amino acid for humans
Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture
Yidu Benda	1,2,3,5-Tetraacetyl-β-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

(1)	Ribavirin API, Asarin API and Levofloxacin mesylate API are not in production during the Jiangling Benda facilities GMP renovation period. Production is expected to begin in August 2007.

Benda Ebei Products

Of our branded medicines, the Shusai-A Nefopam Hydrochloride solution, sold in injection vials, is particularly noteworthy. According to a pharmacological experiment, Nefopam Hydrochloride has an analgesic effect 10.4 times greater than that of aspirin. Furthermore, it is not addictive and causes no known side effects.

Generics are common, low-cost, medicines used by doctors in hospitals nationwide. Our generics have been marketed for more than 10 years and are generally used by low-income patients in rural and country districts. The profit margins for our generics, which constitute about 3 per cent of Benda Ebei’s current sales volume, are lower than those of our branded products. However, our generic products are an effective means for promoting our corporate name, image and brands nationwide.

Jiangling Benda Products

Jiangling Benda produces three APIs: Ribavirin, Asarin and Levofloxacin Mesylate, which have received SFDA production approval:

•
Ribavirin has been used to produce antivirus medicine to treat SARS and SARS-like illnesses. Ribavirin is also used to treat severe virus pneumonia in infants and young children and a viral liver infection known as hepatitis C. It can be used in patients who have hepatitis C or human immunodeficiency virus (“HIV”) infection. Alliance Pharm, Inc. is advising us on modifications to our production processes in our effort to achieve U.S. FDA certification. Currently, there is only one other pharmaceutical company in PRC that has received U.S. FDA certification to produce Ribavirin API.

•
Asarin is used to treat infections of the upper respiratory system. Our Asarin API is synthesized chemically rather than being extracted from natural raw materials, making it a cost effective and price competitive product. Benda’s Asarin received SFDA approval as a new API on December 27, 2005. We plan to extend our reach further down the value chain and manufacture consumer-ready Asarin medicines, in injection, vial and pill form, from our Asarin API. We have already filed for SFDA approval for these three types of finished Asarin products.

•	Levofloxacin Mesylate is a synthetic broad spectrum antibacterial agent for oral and intravenous administration. Benda’s Levofloxacin received SFDA approval as new drug ingredient on March 5, 2006.

Yidu Benda Products

Yidu produces three types of bulk chemicals:

•
Triazol carboxylic acid methyl ester (“TCA”). This is our main bulk chemical product. We have an installed capacity of 500 metric tons of TCA per year, which we believe is the highest in PRC. We expect to increase capacity from 500 to at least 700 metric tons per year by the end of 2006.

•	1,2,3,5-Tetraacetyl-β-D-Ribose is used mainly for Ribavirin production.

•	Tricabroxylic acid amide (“TAA”), used mainly for Ribavirin production. Pfizer has been an indirect customer of ours for this product since 2004.

In addition to bulk chemicals, Yidu Benda also produces L-methionine, an amino acid nutrition ingredient. L-methionine is a precursor in protein synthesis and also participates in a wide range of biochemical reactions.

While products produced by Yidu Benda do not represent a high-growth area for us, we derive significant cash flow from them. High barriers to entry exist in the intermediates sector, providing us with a relatively secure and stable market position. These barriers derive from: high capital equipment costs; economies of scale; high installed capacity of incumbents; reciprocal supply agreements; consumer-related advantages in established brands and reputation; proprietary production processes; long-term relationships with customers; and extensive distribution channels.

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. We expect our Yidu Benda plant to resume production by July 1, 2007.

MARKETING AND DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

Prescription Medicines

Two types of distribution channels exist in the Chinese medicine industry.

For high value branded medicines: Pharmaceutical Manufacturers à Agents à Sub Agents à Medicine Representatives à Hospitals or Pharmacies à Patients

For low value generics: Pharmaceutical Manufacturers à Wholesalers à Secondary Wholesalers à Hospitals or Pharmacies à Patients

The major difference between an agent and a wholesaler is that the agent has exclusive product sales rights from each manufacturer in each region, which is generally a province. Sometimes manufacturers have several wholesalers in a region.

The table below illustrates price markups along the distribution channel for a typical Benda Ebei branded drug, Shusai-A.

Shusai-A Price Markup Pattern

	Purchase Price per piece in RMB	Price Markup
Patients	40.00	54%
Retail/Hospitals	26.00	622%
Medicine Reps	3.60	29%
Sub-agents	2.80	56%
Agents	1.80
Benda Ebei	n/a

The highest price markup along the distribution channel is on sales by medicine reps to hospitals because such markups finance kick-backs paid by the reps to doctors. This unfortunate, but common, practice is condemned by PRC’s patients and medical industry regulators, but no effective method has been found to stamp it out.

Benda Ebei sells its products to agents or wholesalers. This method minimizes the need for a direct sales force and distances Benda Ebei from questionable kick-backs and potential legal consequences.

Active Pharmaceutical Ingredients (“APIs”)

Our APIs are purchased by other Chinese drug companies on an order-by-order basis. The domestic industry is tight-knit and API marketing still relies on word-of-mouth, reputation, and personal contacts. Although we have temporarily closed the Jiangling plant to complete renovation and obtain GMP certification, we have maintained relationships with all our former clients and expect most of them to reestablish supply relationships when the plant reopens in August 2007. We also expect to bring on other drug companies as new customers.

Bulk chemicals

We market our bulk chemicals by cultivating strong, long-term relationships with loyal customers. We usually supply customers pursuant to annual renewable contracts. Customers usually start by buying small quantities and gradually increasing order sizes. We also enjoy long-standing relationships with a number of important exporters. These sales contracts are signed annually.

Beijing Shusai Pharyngitis Research Co., Ltd.

Beijing Shusai Pharyngitis Research Co., Ltd, a recently established subsidiary of Benda Ebei, handles our Pharyngitis Killer therapy operation, promotion, and distribution. Key functional departments are as follows:

•	Training. Trains doctors, doctor assistants, and medical workers.

•	Advisory. Advises each clinic on how best to apply the Pharyngitis Killer treatment.

•	Business Development. Extend the footprint of Pharyngitis clinics and implement patient outreach programs.

•	Marketing. Formulate and execute marketing plans.

•	Finance. Provide internal financial services to support business operations.

•	Logistics. Ensure no bottlenecks or shortages in product supply to the clinics.

Special Marketing Initiatives

(1)
Qiweiben Capsule Initiative. Benda Ebei intends to develop a series of products based on the Qiweiben Capsule and designed to treat diabetes. They will be sold through diabetes recovery centers and regional distributors.

(2)
Jixuening Initiative. We plan to develop a group of haemostatic medicines based on our core Jixuening brand. Benda Ebei’s Jixuening has been listed in the Catalog of Basic Medicines Covered by Social Medical Security.

(3)
Analgesic Initiative. The treatment of pain attracts more attention from PRC’s medical community and hospitals around the country that are setting up pain clinics. Our Shusai-A and Lappaconitine Hydrobromide products are uniquely powerful pain killers and are not addictive. We plan to leverage their popularity to promote our other pain killers and thereby build a series of pain killer medicines.

(4)	Asarin Initiative. We intend to form a group of medicines, based on Asarin, which will be designed to cure upper respiratory tract infection.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that the following products in our development pipeline will generate growth in our revenues in the next few years. We expect to begin mass production for products for which we recently received SFDA approval as possible.

Development Status of Key Products in Our Pipeline as of December 31, 2006

Name of Product	Type	Main Function	Status
Pharyngitis Killer	Herbal TCM Oral Liquid and Treatment	Anti-respiratory tract infections	Market launch underway; SFDA Certificate not necessary
Qiweiben Capsule	Branded TCM	Diabetes treatment	SFDA Certificate of New Medicine approved; awaiting production permit
Yan Long Anti-cancer Oral Liquid	Branded TCM	Treatment of cancers of the digestive tract	Awaiting for SFDA approval
500mg:5ml Tranexamic Acid Injection vial	Generic	Haemostatic	SFDA production approval H20044601 received
200mg:2ml Ribavirin Injection vial	Generic	Antibiotic	SFDA production approval H42021048 received
1000mg:2.5mlVitamin C Injection vial	Generic	Vitamin	Achieved State acceptance and hearing Y0405945; SFDA approval expected by the end of 2006
0.1g:2ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056701 received
0.2g:5ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056702 received
Lappaconitine Hydrobromide Injection vial	Branded Medicine	Analgesic	SFDA production approval H20055966 received
Asarin Injection vial	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in May 2006
Asarin pill	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in August 2006
Asarin granular medicine	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006
Asarin oral liquid	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006
Lysine Hydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006
Arginine Monohydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006
100mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006
500mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006
α-Asarin raw medicines	API	Upper respiratory infection	SFDA production approval H20059540 received
Levofloxacin mesylate API	API	Antivirus	Filing completed at provincial bureau level; filed with SFDA in June 2006
GCLE	Bulk chemical	Production of Antibiotics	As it is a chemical product, it does not need SFDA approval.

New Branded Medicines

Our upcoming branded medicines include Qiweiben capsule and Yanlong anti-cancer oral liquid, which are proprietary traditional Chinese medicines, and Pharyngitis Killer Therapy, which is a combination of herb-based traditional Chinese medicine and treatments. We expect these products to have a significant positive impact on our future operational results.

Our New Branded Traditional Chinese Medicines

Features	Pharyngitis Killer Therapy	Qiweiben Capsule	Yanlong Anti-cancer oral liquid
Targeted IP/ Formula Protection Period (1)	Not Applicable (2)	7+7 years	7+7 years
Our Ownership	75% (3)	100%	100% with reservation (4)
Completion Date Of Clinical Tests	Not Applicable	Pening (6)	Pending (6)
New Medicine Certification Date	Not Applicable	Pening (6)	Pending (6)
Expected installation of GMP quality production line (5)	Not Applicable	Pending (6)	Pending (6)
Expected SFDA Production Certification	Not Applicable	Pending (6)	Pending (6)
Expected Commencement of Production	Launched June 2006	Pending (6)	Pending (6)

(1) The first protection period will commence when the proprietary TCM protection application is approved. The second protection period can be applied for when the first protection period is expired.

(2) TCM therapies do not require SFDA approval. We chose not to apply for patent protection for this product’s formula due to our concerns about disclosures required in the patent application process.

(3) The inventor of Yanlong Anti-cancer oral liquid, Mr. Yan Li, has reserved the right to sell the product to one hospital in Hong Kong, one hospital in Taiwan and one hospital in Shenzhen province.

(4) Benda owns 75% of Beijing Shusai Pharyngitis Research Co., Ltd., a company that owns all product and market exploitation rights to Pharyngitis Killer Therapy.

(5) GMP certification is expected once the facility is completed.

(6) Due to recent restructuring within SFDA, the approval process for new medicines has been ceased since November 2006, except for the first class new medicines. The management expects that such situation would still last for an indefinite period.

Pharyngitis Killer Therapy (Anti-Respiratory Tract Infections)

Product Description: This is an entirely natural Chinese medicine and treatment containing no hormones or antibiotics, which cures a wide range of upper respiratory tract infections, ranging from the common cough to more advanced respiratory illnesses, such as acute and chronic pharyngitis, tracheitis and bronchitis. This medicine, in the form of herbal drink, was developed and kept secret over many generations by the Wang family of Beijing. The formula and treatment was initially invented in 682 A.D. by Wang Zhaojing, a famous doctor in Chinese medical history. We believe the oral liquid taken alone has a success rate of up to 80% in treating chronic pharyngitis; however, if accompanied by further treatment, success rates of up to 98% can be achieved. Our Pharyngitis Killer therapy:

•	Swiftly smoothes away throat itching and coughing

•	Controls the development of disease in the mucus of the mouth

•	Rebuilds the immune function of the throat area

•	Provides a natural therapy, which is without side effects and free of antibiotics

Market Outlook: With the recent urbanization and industrialization of PRC, pollution has become a big problem. Air pollution in particular causes several diseases of the pharynx. Researchers believe that approximately 10% of the people who live in cities suffer from pharynx disease, while in some rural areas, the ratio is a lower, though still significant, 5.5%. Until now treatments for upper respiratory tract infections have relied on antibiotics to control acute pharyngitis temporarily. However, no medicine in the market has thus far been effective at treating chronic pharyngitis. Pharyngitis Killer therapy overcomes the deficiencies of other treatments and eradicates the disease.

Purchase: The operating company for the Pharyngitis Killer therapy is Beijing Shusai. The total registered capital is 1.2 million RMB. As part of the joint venture, Mr. Wang contributed the Pharyngitis Killer formula and treatment as intangible assets, valued at 300,000 RMB, in return for 25% of Benda Shusai’s equity. Benda Ebei invested 900,000 RMB in cash for 75% equity.

IP protection/ technology confidentiality: Pharyngitis Killer is a traditional Chinese medicine and as such does not require SFDA approval. Benda Ebei has chosen not to file for patent protection on the formula in order to avoid disclosing the product formula. It believes that the formula and treatment are effectively protected by: (a) the separation of auxiliary ingredients with a proprietary catalyst powder called Yao Yin; (b) a proprietary production method for the oral liquid; and (3) by proprietary treatment techniques. We plan to apply for patent protection for both the processing method used to make the oral liquid and the treatment method applied on patients.

Promotion: We plan to market Pharyngitis Killer as a stand alone oral liquid medicine that can be combined with surgery-like treatment to achieve results. In August 2006, the PRC State Administration of Traditional Chinese Medicine (“SATCM”) issued an official promotional document to provincial SATCM’s, in which Pharyngitis Killer therapy is categorized as a recommended TCM and treatment. This official promotional document was issued on August 18, 2006 based on an expert panel review of Pharyngitis Killer conducted in August 2006.

Marketing and Distribution: We are setting up self-operated and franchised Pharyngitis Clinics. Benda Ebei currently has two clinics in full operation in Beijing. Benda Ebei has prepared advertising and marketing campaigns to support the rapid expansion of the franchise, which will begin after the closing of this offering. Our self-operated clinics will be located inside hospitals. A proportion of the gross revenues will be paid to the host hospitals in lieu of rent and as compensation for any marketing efforts made on our behalf. Franchised Pharyngitis Killer clinics will be operated by franchisees, which will buy the medicine from us and pay us a franchising fee. We plan to open franchising clinics only at the beginning of the roll-out period in order to accelerate the revenue growth and minimize start-up costs. At a later stage, we plan to open self operated clinics only because we expect that they will be comparatively more profitable and easier to manage.

Status of Planned Pharyngitis Clinics as of December 31, 2006

Hospital / Individual Name	Status	Opening Time / Est. Opening Time
Beijing Heng An TCM Hospital	Operational	May-05
Beijing An Yuan TCM Hospital	Operational	Jun-06
China Aerospace Center Hospital, Second Out-patient Department	Operational	Dec-06
Beijing Tien Xie Hospital	Operational	Dec-06
Bao Ding Xing Hua Hospital	Operational	Jan-07
Bao Ding Disease Control Center	Operational	Mar-07
Beijing Ming Zhu Hospital	Operational	Mar-07
China Aerospace Center Hospital, First Out-patient Department	Contract signed in Feb-07	May-07
Beijing Xuwan Hospital	Contract signed in Feb 07	May-07
Henan Xin Hua Hospital	Contract signed in Jan-07	May-07
General Hospital of Second Artillery PLA, Beijing	Pending	Jun-07
Dongzhimen Hospital Affiliate to Beijing TCM University	Pending	Jun-07
Wu Biwen, JiLin	Pending	Aug-07
Lai Jufen, Guilin, Guangxi	Pending	Aug-07
Wu Yunling, WeiFang, Shandong	Pending	Aug-07
Xu Haishen, XinXiang, Henan	Pending	Aug-07
Shenzhen Yang Gong Hospital,	Pending	Aug-07
Shi Ping, Tsingtao, Shandong	Pending	Aug-07
Zhang Yajie, Beijing	Pending	Aug-07
Wang Yu'e, Beijing	Pending	Aug-07
Bian Yong, LuoYang, Henan	Pending	Aug-07
Xie Dong, Yun Nan	Pending	Aug-07

Source: Company

Qiweiben Capsule (alleviates symptoms of diabetes)

Product Description: Benda Ebei has the exclusive right to produce a new, effective, herbal medicine against diabetes, which was developed in cooperation with Shandong Haiyang Biotech Co., Ltd. (“Haiyang”). Qiweiben capsule is a medicine used to reduce symptoms of patients suffering from type II diabetes and improve their sexual ability. It contains 7 active pharmaceutical ingredients (“APIs”) extracted from animals and plants; its major API is an extract from virgin male silk moths. This medicine has the following key benefits:

(1)	Reduces blood glucose.

(2)	Cures erectile dysfunction and reduces sexual dysfunction caused by diabetes. The Qiweiben capsule is unique amongst diabetic medicines in this regard.

(3)	As it is a complementary medicine based on natural ingredients, the patient reduces intake of chemical medicines.

Market Outlook: Diabetes has become a common and frequently occurring disease that threatens the health of an increasing portion of the population. According to the 5th International Diabetes Union conference held in Beijing in 2002, there are 130 million type II diabetes patients around the world, over 40 million of which are in PRC. In the 21st century, type II diabetes is expected to be epidemic in developing countries such as PRC and India. Such a large patient group provides a significant market opportunity for Qiweiben Capsule. Artificial insulin is currently the most widely used medicine for the treatment of diabetes. Patients using artificial insulin can become addicted to it and also suffer the discomfort of needle injections. These disadvantages can be reduced by using our Qiweiben capsule as a complement to artificial insulin. Pilot studies conducted by Haiyang in 2001 have shown that the Qiweiben capsule significantly reduces one or more symptoms of diabetes in 88% of cases.

Rights Purchase: Qiweiben is the brand name of this medicine. The registered drug name is Qiwei Xiaoke capsule. The SFDA production permit (SFDA Z200110150) was held by Shandong Leaf Pharmaceutical Co., Ltd. On March 14, 2004, Benda Ebei agreed to pay Haiyang RMB 5 million ($625,000) for the technology required for the extraction of virgin male silk moth essence, the SFDA production permit (SFDA Z200110150) and the New Medicine Certificate (SFDA Z20010134). The purchase agreement provided for the immediate transfer of the production permit and the deferred payment of the RMB 5 million ($625,000) within three years after Benda Ebei begins to sell the product.

IP protection/ technology confidentiality: Benda Ebei will apply for TCM protection for Qiweiben and expects a reply from the SFDA no later than 6 months thereafter. According to new regulations, protected TCM status is granted for 7 years from the registration date, during which period no other party may produce it. Thereafter, a further 7 year protection may be granted to the right holder depending on factors such as the effectiveness, production standards, quality and safety of the product. Benda Ebei also has pending patents for the protection of technological and manufacturing processes used to produce this medicine.

Production: We have been building Qiweiben production facilities. We expect that these facilities will be ready in August 2007.. We intend to start manufacturing and marketing the product immediately after receiving GMP certification. However, due to recent restructuring within SFDA, the approval process for new medicines has been ceased since November 2006, except for the first class new medicines. The management expects that such situation would still last for an indefinite period.

Yan Long Anti-cancer Oral Liquid

Product Description: The Yan Long Anti-Cancer Oral Liquid (“Yan Long”) is effective against cancers of the digestive tract such as anal, bile duct, colon, esophageal, gallbladder, liver, pancreatic, rectal, and gastric cancers. It is especially effective in helping patients withstand chemotherapy treatment. Yan Long has successfully completed first and second phase clinical trials and Benda Ebei plans to begin the third phase.

Inventor: The development of Yan Long has been the life work of Dr. Yan Li, one of the nation’s most well-recognized experts in cancer studies. Dr. Li has been an oncology specialist for over 40 years and has held various prestigious positions in the cancer research field in PRC. He was born in 1931. In 1956, he went to study in Beijing College of TCM and graduated in 1962. After that, he worked in the Beijing TCM Hospital Oncology Department for 12 years. In 1970, he was promoted to physician in charge. In 1974, he transferred to the institute of oncology of Beijing Medical University. In 1984, he was appointed as vice president of Beijing Sino-Japan Friendship Hospital. He developed an anti-cancer oral liquid based on his decades of research and experience and named it Yan Long Anti-Cancer Oral Liquid.

Rights Purchase: Benda Ebei and Dr. Yan Li (“Li”) signed an agreement regarding the production, marketing, and sales of Yan Long. Benda Ebei signed agreement to buy all rights to Yan Long from Mr. Li for RMB 5 million ($625,000). Once sales of Yan Long commence a monthly payment of RMB 150,000 ($18,750) per month for the first six months and RMB 300,000 ($37,500) thereafter will be paid. Benda Ebei will cease payment when the accumulated monthly payments reach the RMB 5 million ($625,000) agreed purchase price. Li and Benda Ebei are obliged to keep the Yan Long formula secret. Li retains the right to produce and sell Yan Long in his own clinic. Benda Ebei management believes that this will not significantly impact Benda Ebei’s revenue from Yan Long.

IP protection/ technology confidentiality: Benda Ebei has applied for patent protection for Yan Long and expects to receive a 10 year patent when the registration process is completed

Production: We expect to make the production facilities for Yan Long ready by July 2007. We intend to start manufacturing and marketing the product immediately after receiving GMP certification. due to recent restructuring within SFDA, the approval process for new medicines has been ceased since November 2006, except for the first class new medicines. The management expects that such situation would still last for an indefinite period. The process of third phase clinic trail of Yang Long, application for IP protection and the application of certificate are pending.

New Bulk Chemicals

We are in the process of developing and bringing to market 7-Phenylacetamido-3-chloromethyl cephalosporanic acid P-Metoxy Benzyl Ester (“GCLE”), which is a medicine intermediate, chemical name which is used for cephalotin antibiotics. Japan Otsuka Chemical Industry Company originally developed the process to produce GCLE and held the worldwide patent on the GCLE production process. The PRC patent protection period expired in 2005. Since then Benda’s research center and the Wuhan Institute of Chemical Technology have jointly mastered this process of GCLE production. We have completed small-scale and mid-scale trial productions, and expect to be able to produce 200 tons of GCLE in 2007 and 500 tons in 2008. Domestic demand for this product is expected to increase by 28% in 2006 to 1,200 metric tons3 . This demand is currently met by imports. The achievement of our production targets would likely make us the leading domestic producer.

This new product will be produced in our Yidu plant. Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. We expect our Yidu Benda plant to resume production by July 1, 2007.

3 Source: China National Medical Information Center Southern Sub center

INDUSTRY AND COMPETITIVE FACTORS

There is certain industry and competitive factors which we believe will be critical to achieving our growth:

•
Rapidly growing Chinese pharmaceutical market. In 2005, China was the 9th largest and fastest growing pharmaceutical market in the world. The Chinese currently spend about $12 per capita on pharmaceuticals compared to $340 per capital in the U.S. As the Chinese population ages and becomes wealthier, the already large Chinese pharmaceutical market is poised for continued explosive growth. According to IMS Health, Inc., a research firm, the Chinese pharmaceutical market grew by over 28% and 20% in 2004 and 2005, respectively. According to Boston Consulting Group, China’s pharmaceutical market will become the 5th largest in the world by 2010. Further, a recent report by McKinsey & Co. reported that Chinese healthcare spending will grow from $21 billion in 2000 to approximately $323 billion by 2025, or at a compounded growth rate of 11.6%.

•
Benda is uniquely positioned to capture market share. Our growth potential will be largely driven by our launch of three innovative and proprietary Chinese medicines, recently added to our product line: Pharyngitis Killer Therapy (anti-respiratory infection treatment), Qiweiben Capsule (diabetes) and Yanlong Anti-Cancer Oral Liquid. Benda also currently produces and sell 81 types of medicines certified by the SFDA, three types of APIs and five types of bulk chemicals. Several additional products are in development, at various stages. Our wide range of certified medicines, APIs and bulk chemicals have historically, and will continue to provide us with steady growth in revenues and profits.

•
Low cost producer. Our continuing success in optimizing our manufacturing processes and minimizing our production costs provides us with a competitive advantage. For example, we have recently developed innovative processes that achieve Ribavirin (an API in common anti-viral injections) yield rates 4.5 per cent higher than the competition, while at the same time reducing Ribavirin manufacturing costs by 9 per cent. SFDA data reveals that we are the only Chinese company that currently synthesizes Asarin (an API in common treatments of the upper respiratory system) chemically; as a result, our Asarin production costs are 16 per cent below our competitors.

•
Government sponsored industry consolidation presents opportunities for acquisitions. According to Business China magazine, China’s thousands of domestic companies account for 70 percent of the pharmaceutical market. Anticipating the effects of WTO entry and in an effort to compete with foreign firms, the Chinese government has decided to nurture its own large pharmaceutical companies, by encouraging the consolidation of its government-owned companies. To this end, the Chinese State Economic and Trade Commission (SETC) announced plans to consolidate the industry and support the development of 10 to 15 largest pharmaceutical firms. According to government statistics China currently has about 3,500 drug companies, down from over 5,000 in 2004. The number is expected to drop further. As the industry undergoes further consolidation, Benda will have the opportunity to grow by acquisition.

•
Benda’s GMP compliant manufacturing processes provide us with a strong competitive advantage in the Chinese healthcare market. The government has formulated an Action Plan for the Modernization of Chinese Medicine to boost the quality of Chinese medicine and enhance China's ability to compete in world markets. As such, all domestic producers of APIs were required to be GMP compliant by the end of 2004. Since the end of June 2004, the SFDA has been closing down manufacturers that do not meet the new GMP standards. In contrast to many of its competitors, Benda has made significant investments in refitting our manufacturing systems to comply with GMP standards. Our Benda Ebei plant received GMP certificate from SFDA on November 11, 2003. By the end of 2007, July, our Jiangling Benda manufacturing facilities (for the production APIs) will be GMP compliant. Our Yidu Benda facilities, which produce bulk chemicals, are not subject to GMP certification requirement.

•
Potential for API export sales. We have demonstrated some initial success to date in exporting indirectly our products and increasing our international exposure. This year, both Roche Pharmaceuticals and Pfizer Inc. placed orders with one of our customers, Star Lake Bioscience Co., Ltd. (“Star Lake”), for our APIs. Star Lake, which is located in Zaoqing City, Guangdong province, is the only drug manufacturer in China to receive U.S. FDA approval to export its medicine to the U.S. We have an established business relationship with Star Lake since 2003. We are presently undergoing the FDA certification process for one of our APIs, which is used to manufacture drugs to alleviate SARS and SARS-like diseases. We plan to begin exporting this product to the U.S. in 2007.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Benda Ebei Suppliers

Benda Ebei plant manufactures injection vials from APIs. Benda Ebei’s largest supplier of APIs is Hunan Dongting Pharmaceutical Co., Ltd. In 2005, Benda Ebei purchased approximately $600,000 worth of Tranexamic Acid from this supplier, equivalent to 11.9 per cent of Benda Ebei’s raw materials purchases by value. In 2006, Benda Ebei’s largest supplier of APIs is Nan Yang Pung Gong Co. Ltd and Benda Ebei purchased approximately $994,000 worth of Tranexamic Acid from this supplier, equivalent to 16 per cent of Benda Ebei’s raw materials purchases by value.

Jiangling Benda Suppliers

Our Jiangling Benda plant manufactures APIs from bulk chemicals. Jiangling Benda’s largest supplier of bulk chemicals is Wuhan Zhongnan Supplying Co., Ltd. In 2004, Jiangling Benda purchased $400,000 worth of Acetic Anhydride from this supplier, equivalent to 26.2 per cent of Jiangling Benda’s raw materials purchases by value. The Jiangling Benda plant has made no further raw materials purchases since its closure for renovation.

Yidu Benda Suppliers

Our Yidu Benda plant manufactures bulk chemicals from other bulk chemicals. Yidu Benda’s largest supplier of bulk chemicals is Zaoqing Star Lake Bioscience Co., Ltd., which is based in Guangdong province. In 2005, Yidu Benda purchased $1,600,000 worth of bulk chemicals from this supplier, equivalent to 27.4 per cent of Yidu’s raw materials purchases by value. In 2006, Yidu Benda’s largest supplier of bulk chemicals is Shenzhen Xiang Hua Chemistry Co. Ltd., and it purchased approximately $,1270,000 worth of bulk chemicals from this supplier, equivalent to 36.92 per cent of Yidu’s raw materials purchases by value.

Packaging Material Suppliers

Our packaging materials are purchased from two main suppliers. In 2005, we purchased $300,000 worth of plastic packaging material from each of Anlu ZhongYa Plastics Package Factory and Anlu Zhong’Ao Printing Factory, equivalent in each case to 33.1 per cent of our packaging supplies by value. In 2006, we purchased approximately $1,229,000 worth of plastic packaging material from each of Anlu ZhongYa Plastics Package Factory, equivalent to 19 per cent of our packaging supplies by value.

OUR INTELLECTUAL PROPERTY

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical factors to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.

Pursuant to the PRC TCM Protection Regulation, certain ready made TCM products which have received SFDA approval have automatic protected intellectual property rights for a seven-year period from the date of grant of such approval. An application can subsequently be made to extend such protection for up to three consecutive seven-year periods. Once this protection period has expired, a company may apply for patent protection.

To a large extent, we rely on such protection regulation to protect our intellectual property rights with respect to such products. In addition, as of December 31, 2005, we filed four patents for manufacturing technologies, primarily relating to our medicine products and manufacturing techniques and the applications ate still in the approval process

Our Patents

Two types of medicine-related patents exist in PRC: the medicine production technique patent and medicine invention formula patent. In PRC, illegal infringements of production technique patents are widespread. A tiny modification to a filed medicine production technique might be construed as a new one and argued as not violating the patent laws. Therefore, Benda Ebei has historically tried to avoid applying for this kind of patent in order to protect its technological secrets.

Invention formula patents are as easily imitated as production technique patents. However, since only one SFDA production certificate can be issued on new branded medicine based on the major pharmaceutical ingredients used, a minor modification to the formula would not warrant a new SFDA production certificate. This means that, even if another manufacturer gets to know a patented formula, it won’t be able to produce it, at least in PRC, without the proper SFDA production certificate.

Our Trademarks

Benda currently owns four trademarks: Jixuening, Benda, Suzheng-B, and Shusai-A. Benda has filed trademark applications, the approvals of which are pending, for other 13 medicine names or general trademarks and the applications ate still in the approval process.

WORK SAFETY ISSUES

On November 10, 2005, there was a small explosion in the Yidu plant resulting in the deaths of two of our workers. This tragic accident resulted from the violation of our operating procedures by one of the workers killed in the explosion. We paid RMB 260,000 ($32,000) to each of the victims’ families in settlement of any compensation issues. On November 11, 2005, there was another explosion in the same factory resulting from a chemical reaction triggered by the prior explosion. Fortunately management had anticipated this incident and the plant had already been temporally sealed so nobody was killed.

Following the events of November 10 and 11, 2005 we have put in place very strict work safety procedures and revised the design of the relevant production process in order to avoid similar incidents in the future. We believe Benda is not liable for any further material liabilities arising from these explosions.

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS

We spent $30,821 and $16,604 on direct research and development (“R&D”) efforts in 2006 and 2005, respectively. Rather than spend considerable sums internally on R&D in a market where we can not easily protect our results of development, we prefer to leverage our management team’s extensive industrial network and knowledge in finding new drugs and treatments that may be potentially very successful but which have not yet been brought to market. We carefully evaluate each of these drugs before making a purchase decision. We believe each of our new products will enjoy considerable success in the market.

We also leverage our network of leading research institutions and universities to optimize the effectiveness of our investment in production R&D. We allocate and fund research projects to these institutions. Our in-house scientists coordinate and supervise the outsourced R&D processes. We have the rights to all results of the R&D efforts including IP rights. In order to protect our interests we usually divide each project into several sections and assign each section to a different research institution. Each research ally therefore only works on a limited part of each project. Some universities and institutes that work with us are:

•	Life Science College of Wuhan University.

•	Biochemical College of Sanxia University

•	Jilin Medical University

•	Shanghai Institute of Pharmacy of Chinese Academy of Sciences.

•	Wuhan University of Chemical Technology.

COMPLIANCE WITH ENVIRONMENTAL LAW

We comply with the Environmental Protection Law of PRC as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. We expect our Yidu Benda plant to resume production by July 1, 2007.

SHENZHEN SIBIONO GENE TECHNOLOGY CO., LTD.

On April 5, 2007, Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd., a Sino-Foreign Equity Joint Venture company incorporated under the laws of the PRC (“Benda Ebei”), of which Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader") and a wholly owned subsidiary of Benda Pharmaceutical, Inc. (the “Company”), owns 95% of the outstanding common stock, has entered into Equity Transfer Agreements with certain shareholders of Shenzhen SiBiono Gene Technology Co., Ltd. (“SiBiono”), a corporation established and validly existing under the law of the PRC, to purchase a total of approximately 57.57% of the shares of SiBiono’s common stock for total consideration of RMB60,000,000 due and payable on or before April 30, 2007.

In connection with the Equity Transfer Agreements, we entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”) for financial consultancy services rendered by Super Pioneer which is an outside third party. Pursuant to the Financial Consultancy Agreement, we agreed to issue 2,100,000 shares of our common stock to Super Pioneer within three months from the date of the agreement. Super Pioneer agreed to lock up the shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Super Pioneer shall have the option to require us to redeem 1,960,000 shares of the stock owned by Super Pioneer at a price of $3.6 per share. Such option shall expire within one month from the last date of the three month period.

Business of SiBiono

Shenzhen SiBiono GeneTech Co., Ltd. (hereinafter referred to as SiBiono) is a gene therapy company dedicated to the development, manufacturing and commercialization of gene therapy products. The Company was founded in early 1998 and is located in Shenzhen Hi-Tech Industrial Park, Shenzhen, China. As a pioneer in gene therapy in China, SiBiono’s mission is to develop innovative gene therapy products for the improvement of human health and life quality. The Company has developed two core technology platforms: Viral Vector Gene Delivery System and Non-Viral Vector Gene Delivery System focusing on development of gene therapy product for cancer and cardiovascular diseases.

On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine® in China. Gendicine® is the first ever commercialized gene therapy product approved in the world by a government agency.

SiBiono has established the validated GMP manufacturing plant for the production of gene therapy drugs. A complete set of quality-control assays and large-scale production processes were implemented in SiBiono in accordance with international regulations and standards for consistent manufacture of high quality gene therapy products. Based on SiBiono’s QC procedures and standards, the SFDA constituted and issued the national technological guideline - “Points to Consider for Human Gene Therapy and Product Quality Control” in May 2004. This document was also published in the magazine of Biopharm International for reference and peer review.

SiBiono has undertaken a number of national and provincial research and development projects, including biotechnology projects of “National 863 Plan”, projects of “National 973 Plan”, key research project of “National Tenth Five-Year-Plan”, projects funded by “National Innovation Fund”, projects of “National Key Scientific Development Plan”, National Hi-tech Industrialization Projects, Key Platform Technology Development Projects in Guangdong Province, as well as Hi-Tech Industrialization Projects of Shenzhen Municipality.

The Company has 60.19 million RMB as its registered capital and currently has about 80 full-time employees.

Milestones of SiBiono

Since its establishment in March of 1998, SiBiono has evolved from a small start-up company to an internationally recognized gene therapy company with its successful launch of the world’s first approved gene therapy product “Gendicine”. The Company has achieved the following major milestones in the past (Table 1):

Table 1. Milestones of SiBiono’s Development

Time	Events
October 2006
SiBiono was awarded with “Global Entrepolis @ Singapore” Innovation Award. The GES Award, honoring the “Technopreneur of the Year” in the Asia-Pacific region, was presented by the President of Singapore, SR Nathan at the Opening Ceremony of Global Entrepolis@Singapore 2006. A record-breaking 224 entries from applicants in 14 countries and territories in the Asia-Pacific region submitted the application for competition.

Wall Street Journal Asia presented the story of SiBiono in 2 separate issues.

December 2005
Dr. Zhaohui Peng was awarded a Special Recognition Award by ISCGT (International Society for Cell and Gene Therapy of Cancer) in recognition for SiBiono GeneTech, Co., Ltd.'s great contribution to the gene therapy field.

June 2005
Recombinant Human Ad-p53 Injection (Gendicine) was granted the “State Key-New product Certificate” issued jointly by the Ministry of Science and Technology, the Ministry of Commerce, the General Administration of Quality Supervision, Inspection and Quarantine and the State Environmental Protection Administration of the People’s Republic of China.

April 2004	Gendicine was launched into market

March 2004	SiBiono’s Gendicine manufacturing facility is granted with “Certificate of GMP for Pharmaceutical Product” by SFDA.

January 20, 2004	SiBiono was granted “Manufacture Certificate” for Gendicine by the SFDA

October 16, 2003	Gendicine was granted “New Drug License” by the SFDA, and became the first gene therapy product ever approved by a government agency in the world.

September 2003	Mr. Zeng Qinghong, Vice President of P.R.China, visited SiBiono GeneTech and gave the Chinese Brand name (今又生) for Gendicine.

September 2003	Completion of the clinical trials, defense and assessment of “recombinant human p53 adenoviral injection” product

July 2003	Corporate restructuring was finished, the registration capital increased to be 48.19 million RMB

November 2002	SiBiono was granted the Pharmaceutical Manufacture Permission by the Guangdong Drug Administration.

September 1998	SiBiono obtained SFDA’s permission to initiate Gendicine clinical trials.

March 1998	Shenzhen SiBiono GeneTech Co., Ltd. was established.

Dr. Zhaohui Peng is the founder and Chairman of SiBiono. He graduated from a medical university in China, served as director of a research institute at the South Medical University in Guangzhou and as a visiting professor at both the University of Chiba in Japan and the University of California. He also conducted research at two US biotech companies. Dr. Peng has devoted more than fifteen years to gene therapy research, development and commercialization. He led the research, development, industrialization and commercialization of Gendicine. He is also the main inventor of all patents in SiBiono.

Attribute to his great contribution to the gene therapy field by developing and launching the world's first gene medicine product - Gendicine®, Dr. Peng was honored with the “Gene Therapy Achievement Award” at the 2005 ISCGT Annual Conference in December 2005, the person of cover story on Forbes (Chinese Edition) entitled with the “Technology Pioneer in China” in October 2006, the “Certificate of Recognition” for outstanding achievement and innovative contribution to bioscience research and development by California State Assembly in November 2006, and the nominee of “CCTV 2006 People of the Year in China’s Economy” in November 2006.

Employees

As of December 31,, 2006, we had approximately 516 full-time employees, including 38 sales people, 17 technology and R&D staff, and 395 production staff and no part-time employees. Among our current employees are two Ph.D.s and 17 holders of master’s degrees. All executives have received master-degree level executive training and all members of our staff have undertaken GMP training.

We have a sales office in each of three cities that promote our branded medicines. As of December 31, 2006, approximately 18 people in our Central China Sales Office located in Wuhan, and six people in our Southern China Sales Office located in Shenzhen.

Risk Factors

An investment in our common stock involves investment risks and the possibility of the loss of an investor’s entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

Risks Relating to Our Business

•
WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

•	WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically through increasing the distribution and sales of our products by penetrating existing markets in PRC and entering new geographic markets in PRC as well as other parts of Asia and the United States. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

•	WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses in PRC that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in PRC, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

•	WE HAVE PREVIOUSLY HAD AN EXPLOSION AT OUR YIDU PLANT THAT RESULTED IN TWO DEATHS AND ANY SUCH OCURRENCE IN THE FUTURE CAN EXPOSE US TO LIABILITY FOR SUCH AN EVENT

On November 10, 2005, there was a small explosion in the Yidu plant resulting in the deaths of two of our workers. This tragic accident resulted from the violation of our operating procedures by one of the workers killed in the explosion. We paid RMB 260,000 (or $32,500) to each of the victims’ families in settlement of any compensation issues. On November 11, 2005, there was another explosion in the same factory resulting from a chemical reaction triggered by the prior explosion. Fortunately management had anticipated this incident and the plant had already been temporarily sealed so that no further injury occurred.

Following the events of November 10 and 11, 2005 we have put in place very strict work safety procedures and revised the design of the relevant production process in order to avoid similar incidents in the future. We believe Benda is not liable for any further material liabilities arising from these explosions. Notwithstanding this fact, there can be a future explosion that may result in death or serious injury. If this occurs and in light of the fact that it previously occurred, may result in exposure to extensive liability to us.

•	WE CURRENTLY DO NOT MAINTAIN ANY INSURANCE FOR OUR PROPERTIES AND ANY DAMAGE TO, OR DESTRUCTION OF, OUR PROPERTIES CAN RESULT IN CESSATION OF OUR OPERATIONS RESULTING IN A LOSS OF REVENUES

We currently do not maintain any insurance for our properties. Since our operations are dependent upon the functionality of our operating facilities, if any or all of our operating facilities were to sustain substantial damage that is not covered by insurance, we may not be able to repair such damage and this may cause us to cease operations at the damaged operating facility. If this shall occur, we will experience in a loss of revenues.

•	IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES IN ACHIEVING OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

•	IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake plant expansion, purchase additional machinery and purchase equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

•
JIANGLING BENDA AND YIDU BENDA CURRENTLY ARE ENTITLED TO A BENEFICIAL TAX EXEMPTION FOR A FIVE YEAR PERIOD; HOWEVER, SUCH TAX EXEMPTION MAY BE INTERPRETED TO BE NOT IN COMPLIANCE WITH PRC TAX LAWS IN THE FUTURE CAUSING US TO SET ASIDE CERTAIN CONTINGENCY FUNDS FOR DEALING WITH POTENTIAL RETROSPECTIVE TAX LIABILITIES.

Jiangling Benda and Yidu Benda are entitled to enjoy the “Two exemption Three half” tax holiday based on the local government’s policy to encourage outside investment into the locality. However, the definition of the “Two exemption Three half” policy defined by Yidu City and Jiangling County’s governments is different from the usual understanding of the term. According to PRC tax laws, “Two exemption Three half” policy means foreign investment enterprises including Benda Ebei may enjoy an exemption from corporate income tax for 2 years starting from its first profitable year, followed by 3 years at a rate that is one half of the regular rate for corporate income tax. However, in the documents issued by Yidu City and Jiangling County’s governments, the term means that an outside enterprise can enjoy the “two exemption three half” privilege treatment only with respect to the part allotted to the local government. According to our Chinese legal counsel, under current PRC tax laws, most enterprises are required to pay corporate income tax at a rate of 33% of its income before tax, of which, about 90.91% (30% of the corporate income) is paid over to the Central government, only about 9.09% (3% of the corporate incomes) is reserved for the local government. Accordingly, there is a risk that the local government may only be able to dispose of the “9.09% (3%)” reserved for the local government and Jiangling Benda and Yidu Benda actually would receive much less preferential treatment than a foreign investment enterprise could enjoy.

As to the tax treatment promised by local governments to purely domestic enterprises, i.e., Jiangling Benda and Yidu Benda, invested by non-local (but not foreign) investors under the so called preferential policy announced by local governments, our consultation with PRC certified public accountants and lawyers, is that the above policy is not compliant with the PRC laws. Even though such practice exists in many areas across the country, the policy faces the risk of being ruled illegal at any time for non-compliance with relevant laws. In this event, there is a risk that we might be assessed retrospective tax liabilities.

•
WE MAY HAVE DIFFICULTY DEFENDING OUR INTELLECTUAL PROPERTY RIGHTS FROM INFRINGEMENT RESULTING IN LAWSUITS REQUIRING US TO DEVOTE FINANCIAL AND MANAGEMENT RESOURCES THAT WOULD HAVE A NEGATIVE IMPACT ON OUR OPERATING RESULTS.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the People's Republic of China. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

Presently, we sell our products mainly in PRC. To date, no trademark or patent filings have been made other than in PRC. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

Currently, the SFDA does not automatically stay drug registration approval upon initiation of an infringement lawsuit by a third party. At present, we must wait until a copycat manufacturer has received marketing approval from SFDA before we can bring an infringement lawsuit. Furthermore, Chinese courts have been hesitant to issue preliminary injunctions to suspend sales until a final judgment is issued in the lawsuit. Our sales could be lowered were a competitor to infringe our intellectual property rights by marketing one or more versions of SFDA-approved drugs proprietary to us, such as the Qiweiben capsule, until we can curtail such infringement through legal action. Pursuing infringement lawsuits would require us to devote financial and management resources that could impact the results of our operations.

•	WE DEPEND ON THE SUPPLY OF RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Our markets are large with many competitors. The market for pharmaceutical raw materials manufacturing is particularly competitive. In this market, our competitors include a number of contract manufacturers and, from time to time, demand for particular products may be greatly exceeded by production capacity. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than us. Some of our competitors may have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

•	OUR PRODUCTS AND THE PROCESSES COULD EXPOSE US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS WHICH WILL NEGATIVELY IMPACT OUR PROFITABILITY.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future which will negatively impact our profitability.

•	WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Yiqing Wan, our Chairman and Chief Executive Officer, Wei Xu, our Vice President of Operations, Hui Long, our Vice President of Technology. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

•	MR. YIQING WAN AND MS. WEI XU ARE HUSBAND AND WIFE. THE SEPARATION OR DIVORCE OF THE COUPLE IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS.

Mr. Yiqing Wan, our Chairman and Chief Executive Officer, and Ms. Wei Xu, Vice President of Operations, are married. They are two of our principal executives and are a vital part of our operations. If they were to become separated or divorced and could not amicably work with each other, one of them may decide to cease his or her employment with us. Alternatively, their work performance may not be satisfactory if they become preoccupied with such negative situation. In both cases, our operations could be negatively affected by our production resulting in a decrease in revenues.

•	WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We did not declare any dividends for the year ended December 31, 2006 and have not declared any dividends to date in 2007. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

•	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Mr. Yiqing Wan, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 24% of our voting securities. Ms. Wei Xu, our Vice President of Operations, through her common stock ownership, currently has voting power equal to approximately 24% of our voting securities. When combined with the common stock ownership of our other officers and directors, management has combined voting power in our Company equal to approximately 48% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

•	INTERNATIONAL OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF UNITED STATES AND INTERNATIONAL REGULATIONS WHICH MAY HAVE A NEGATIVE IMPACT ON OUR GROWTH.

We are required to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

•	WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

•
WE MAY NOT BE ABLE TO MEET THE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SECURITIES AND EXCHANGE COMMISSION RESULTING IN A POSSIBLE DECLINE IN THE PRICE OF OUR COMMON STOCK AND OUR INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We will not be subject to these requirements for the fiscal year ended December 31, 2006.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

•	WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Risks Relating to the People's Republic of China

•	THE SALES PRICES OF SOME MEDICINES ARE CURRENTLY CONTROLLED BY THE CHINESE GOVERNMENT AND THAT MAY ADVERSELY AFFECT OUR BUSINESS.

Prices paid by end consumers for many of our medicines are regulated by PRC's State Development and Reform Commission. PRC justifies its need to control the drug prices on the basis that, at present, only workers at state or private companies have health insurance. About 900 million rural Chinese people and 35 million urban unemployed Chinese people lack insurance coverage and cannot afford expensive drugs. Our future profitability might suffer if a significant portion of our revenues were to be derived from products whose final selling prices were state-controlled and if those prices were held at levels close to or below our cost of sales.

•	SALES OF OUR PRODUCTS COULD BE HARMED BY THE WIDESPREAD PRESENCE OF COUNTERFEIT MEDICATION IN PRC NEGATIVELY IMPACTING OUR PROFITABILITY.

Chinese counterfeiting of pharmaceuticals and other products affecting public health has grown in tandem with counterfeiting and piracy of goods such as brand-name clothing, compact discs and computer software. Exact data are impossible to collect, but the FBI believes that more than half of the pharmaceuticals sold in PRC are counterfeit. Examples of the seriousness of the problem include: six months after Viagra was introduced in 2002, state media reported that some 90 percent of little blue pills sold in Shanghai were counterfeit; and 192,000 Chinese patients were reported to have died in 2001 from fake drugs. Counterfeit products shrink markets for legitimate goods. This situation affects Benda and other major domestic and foreign drug manufacturers in PRC, especially for products marketed through the OTC rather than hospital channel. However, we believe the Chinese authorities are becoming increasingly vigilant against counterfeiting because in 2001 the authorities closed 1,300 factories while investigating 480,000 cases of counterfeit drugs. Currently, active pharmaceutical ingredients are governed only by chemical regulations. We believe that a major step towards controlling the problem would be taken should the SFDA be given oversight over PRC’s bulk chemicals producers. However, our ability to increase sales as rapidly as we would like, and our profitability, could be affected if this problem persists or worsens.

•	THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.

The manufacture and sale of APIs in the PRC is heavily regulated by many state, provincial and local authorities. These regulations have significantly increased the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.

The SFDA of PRC recently implemented new guidelines for licensing of APIs. All existing manufacturers with licenses were required to apply for GMP certifications by June 30, 2004, and to receive approvals by December 31, 2004. We have received certification for our Benda Ebei injection vial production facilities and expect to receive certifications for the remaining plant that require such certification before the end of 2006. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future; our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

•	CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

•	THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

•
THE APPROVAL OF THE CHINESE SECURITIES REGULATORY COMMISSION (“CRSC”) MAY BE REQUIRED IN CONNECTION WITH THIS OFFERING UNDER A RECENTLY ADOPTED PRC REGULATION; SINCE THIS OFFERING DID NOT COMMENCE PRIOR TO THE EFFECTIVE DATE OF THE REGULATION, WE MAY BE REQUIRED TO OBTAIN CRSC APPROVAL FOR THIS OFFERING AND WE CAN NOT CURRENTLY PREDICT THE CONSEQUENCES OF ANY FAILURE TO OBTAIN SUCH APPROVAL.

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission, or CSRC, promulgated a regulation that became effective on September 8, 2006. This regulation, among other things, purports to require offshore special purpose vehicles, or SPVs, formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC individuals, such as our company, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. While the application of this new regulation is not yet clear, we believe, based on the advice of our PRC counsel, that CSRC approval is not required if trading of our shares of common stock commenced prior to the effective date of the regulation. Although the CSRC is expected to promulgate formal implementing rules and/or regulations and possibly other clarifications, the procedures, criteria and timing for obtaining any required CSRC approval have not been established and it is unclear when these will be established. Therefore, since this offering did not commence prior to the effective date of the regulation and our shares of common stock did not commence trading prior to the effective date of the regulation, we may be required to obtain CSRC approval for this offering and we cannot currently predict the criteria, timing or procedures for obtaining the CSRC approval or the consequences of any failure to obtain such approval.

•
RECENT PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PERSONAL LIABILITY AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Our current beneficial owners who are PRC residents have registered with the local SAFE branch as required under the SAFE notice. The failure of these beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

Other Risks

•	CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. As our operations are primarily in PRC, any significant revaluation or devaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. We may not be able to hedge effectively against in any such case. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition. Benda’s operating companies are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

•	IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

•
ANY FUTURE OUTBREAK OF AVIAN INFLUENZA, OR THE ASIAN BIRD FLU, OR ANY OTHER EPIDEMIC IN PRC COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Since mid-December 2003, a number of Asian countries have reported outbreaks of highly pathogenic avian influenza in chickens and ducks. Since all of our operations are in PRC, an outbreak of the Asian Bird Flu in PRC in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our clients cancel existing contracts or defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices, or the offices of our customers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

•	OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

We are subject to many general regulations governing business entities and their behavior in PRC and in other jurisdictions in which we have, or plan to have, operations and market our products. In particular, we are subject to laws and regulations covering food, dietary supplements and APIs. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, such as Hong Kong, which would limit our international expansion.

•	WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES WHICH WILL NEGATIVELY AFFECT THE COSTS OF OUR PRODUCTS SOLD AND THE VALUE OF OUR LOCAL CURRENCY PROFITS.

The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than PRC at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

•	SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing foreign invested enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency's approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Risks Associated with Our Shares of Common Stock

•
OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

Certain of our stockholders have been granted registration rights which entitle them to require us to register their shares of our common stock at the same time that the shares of our common stock are being registered. The inclusion of this additional stock in the registration may negatively affect the resale price that may be obtained for the shares of our common stock when they are registered.

•	WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

•
SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A substantial majority of our outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board). There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more and such owner has not been an affiliate for the 90 day period prior to sale. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

•	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL AND INVESTORS WILL HAVE CONTROL OVER COMPANY ACTIONS.

As a practical matter, our officers and directors will have control of us and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. Even after the Offering is complete, a majority of our shares of Common Stock will be owned by Mr. Yiqing Wan and Ms. Wei Xu, husband and wife. Through their concentration of voting power, they could delay, deter or prevent a change in our control or other business combinations that might otherwise be beneficial to the other stockholders. In deciding how to vote on such matters, Mr. Yiqing Wan and Ms. Wei Xu may be influenced by interests that conflict with other stockholders’ interests. Investors will not have a voice in management decisions and will exercise very little control. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Accordingly, Offerees should not subscribe for Units in this Offering unless they are willing to entrust all aspects of operational control to our current management team. Further, Investors in the Offering will rely on our management team to use the proceeds as they determine to be in our best interest. Although management has indicated its current intended uses, those may be changed upon their decision.

In addition, our existing officers, directors, affiliates and other insiders are permitted to purchase Units in the Offering. If they do so, their interest in us after the acquisition may be even greater.

•	INVESTORS MAY EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION IN NET TANGIBLE BOOK VALUE PER SHARE OF OUR COMMON STOCK IF THEY ELECT TO EXERCISE THE WARRANTS.

Investors may experience immediate and substantial dilution in net tangible book value per share of our common stock if they elect to exercise the Warrants. The exercise price of the Warrants may be substantially higher than the net tangible book value per share. Accordingly, if Investors exercise the Warrants, they will likely experience immediate and substantial dilution in the net tangible book value per share and further dilution if we issue shares of our common stock in the future. As a result of this dilution, in the event of our subsequent liquidation, Investors exercising their Warrants may receive significantly less than the full exercise price that they paid for the shares of our Common Stock.

•	INVESTORS MAY EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION IN NET TANGIBLE BOOK VALUE PER SHARE OF OUR COMMON STOCK IN THE EVENT WE ISSUE SHARES OF OUR COMMON STOCK IN THE FUTURE.

There are additional authorized but unissued shares of our Common Stock that may be later issued by our management for any purpose without the consent or vote of the stockholders. Investors purchasing in this Offering may be further diluted in their percentage ownership on an as-converted basis in the event additional shares are issued by us in the future.

•
OUR ARTICLES OF INCORPORATION AUTHORIZE THE ISSUANCE OF SHARES OF PREFERRED STOCK WHICH, IF ISSUED, THE RIGHTS, PREFERENCES, DESIGNATIONS AND LIMITATIONS OF SUCH PREFERRED STOCK COULD OPERATE TO THE DISADVANTAGE OF THE SHARES OF OUR OUTSTANDING COMMON STOCK.

Our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 5,000,000 shares of preferred stock (“Preferred Stock”) in the discretion of the board of directors. Such Preferred Stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by our board of directors and could operate to the disadvantage of the shares of our outstanding Common Stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

ITEM 2. DESCRIPTION OF PROPERTIES.

Production Facilities and Equipment

Locations

Our head office is located in Wuhan, the capital city of Hubei Province. Wuhan is the biggest hub city in Central China. Divided by the Yangtze River, Wuhan has come to be known as the Three Towns of Wuhan, with Hankou and Hanyang on the west bank, and Wuchang on the east. Hubei borders with Henan to the north, Anhui to the east, Jiangxi to the southeast, Hunan to the south, Chongqing to the west, and Shanxi to the northwest. The high-profile Three Gorges Dam is located in Yichang, in western Hubei. Hubei's economy ranks 10th in the country and its GDP in 2004, adjusted for purchasing power parity, was approximately 330 billion RMB ($4,600 per capita).

Addresses of Benda Offices and Plants

Address	Function	Size
Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd., Changjiang Tower, 23 Floor, 1 Minquan Road, Wuhan, Hubei Province, PRC	Headquarters/ administration office	5,705 sq feet (Leased)
Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. Shanlihe,Yingshan District, Guangshui City, Hubei Province, PRC	GMP certified injection vial production plant	121,110 sq feet
Jiangling Benda Pharmaceuticals Co., Ltd., 84 South Street, Tanqiao Town, Jiangling County, Hubei Province, PRC	API production plant under renovation/ awaiting GMP certification	182,750 sq feet
Yidu Chemical Industry Co., Ltd., Chayuansi Village, Yidu City, Hubei Province, PRC	Bulk chemicals production plant	172,000 sq feet
Beijing Shusai Pharyngitis Research Co., Ltd., 6-3-601, Yangguang Xinganxian, Yiyuan, Anhuibeili, Chaoyang District, Beijing, PRC	Operating, promoting, and distributing Pharyngitis Killer	2,000 sq feet (leased) office space in Beijing

Finished Medicines - The Benda Ebei Plant

The Benda Ebei plant produces and packages Benda’s finished medicines. The plant employs about 200 personnel and has six world-class production lines and 11 stand-alone machinery for injection vials, with an annual aggregate production capacity of approximately 900 million units. In PRC, based on management estimate, there are 197 factories with similar manufacturing facilities for injection vials. Benda Ebei’s capacity is sixth in PRC and first in Hubei province. In 2005 and 2006, Benda Ebei produced approximately 200 million and 250 million units of injection vials respectively, equivalent to 25% capacity and 27% capacity respectively, leaving substantial excess capacity for future growth. The production processes and equipment at Benda Ebei meets international quality and control standards and have been GMP certified by the SFDA since November 2003.

Benda Ebei’s plant will produce lozenges, capsules, granules, oral liquid and pills. Benda Ebei plans to invest approximately $5.6 million ($2 million has already been invested) on its oral medicine production facilities. To date, we have already begun renovation of the upper floor of the Benda Ebei plant, and paid the initial deposits for the equipment necessary for this expansion. We expect to complete the equipment payment balance using the proceeds anticipated from this offering by the end of 2006 and plans for production of oral liquid medicines in 2007. The Yanlong Anti-cancer Oral Liquid, Qiweiben Capsule will be produced in this section of the plant. (Please refer to the section of New Branded Medicines for the status of progress of these two new drugs.)

Active Pharmaceutical Ingredients - The Jiangling Benda Plant

We manufacture APIs at our Jiangling Benda plant. We closed the plant in July 2004 in order to renovate the buildings, equipment and processes and secure GMP certification by the SFDA. Upon completion, the new plant will be comprised of three large facilities on a total land area of 68 acres. The total expense of these renovations will be approximately $3 million. All the equipment has been ordered. We expect to complete construction by  July 2007 and resume production by August 2007.

Bulk chemicals - The Yidu Benda Plant

The Yidu Benda plant has four chemical production facilities which produce Benda’s three bulk chemicals and a small quantity of nitrogen acid, which is primarily used by the food industry. The Yidu Benda facility has 165 employees and has capacity to produce 500 tons of bulk chemicals per year. We believe demand growth in the near term justifies expanding the capacity of the Yidu plant to 700 tons per year in 2007.

Yidu Benda's production costs fluctuate significantly because raw material input prices are highly volatile. We eventually pass cost increases onto the consumer, but our profit margins may suffer temporarily until we can do so.

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. We expect our Yidu Benda plant to resume production by July 1, 2007.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about December 1, 2006, we received written consents in lieu of a meeting of Stockholders from holders of 52,721,507 shares representing approximately 54% of the 96,964,406 shares of the total issued and outstanding shares of voting stock of the Company approving the amendment to tour Articles of Incorporation to change the name of the Company to “Benda Pharmaceutical, Inc.”

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

On September 16, 2005, our common stock commenced quotation on the Over-the-Counter Bulletin Board (“OTC BB”) maintained by the NASD. Our common stock, having $.001 par value per share ("Common Stock"), is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BPMA". As of April __, 2007, there were approximately 845 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 29, 2006	$1.05	$.76
September 30, 2006	$.55	$.40
June 30, 2006	$.55	$.40
March 31, 2006	$.75	$.40
December 31, 2005	$.50	$.15
September 30, 2005	$.10	$.05

Transfer Agent and Registrar

Computershare Trust Company, Inc. is currently the transfer agent and registrar for our Common Stock. Its address is 350 Indiana Street, Suite 800, Golden, Colorado 80401. Its phone number is (303) 262-0600.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. However, even if we wish to pay dividends, because our cash flow is dependent on dividend distributions from our affiliated entities in PRC, we may be restricted from distributing dividends to our holders of shares of our common stock in the future if at the time we are unable to obtain sufficient dividend distributions from Ebei, Jiangling, Yudi or Shusai. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

Recent Sales of Unregistered Securities.

Pursuant to the Investment Agreement, on April 5, 2007, we issued to the Investors a total of 252 Units for $7,560,000 with each Unit consisting of (1) a convertible promissory note (the “Note”) in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a warrant (a “Warrant”) to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share.

Pursuant to the Exchange Agreement, on November 15, 2006, we issued 64,942,360 shares of our Common Stock to the Ever Leader shareholders in exchange for 100% of the outstanding shares of Ever Leader Holdings Limited.

Pursuant to the Financing, on November 15, 2006, we issued 480 Units to the Investors, with each Unit consisting of 54,087 shares of our Common Stock and a Warrant to purchase 54,087 shares of our Common Stock at an exercise price of $0.555 per share, in exchange for gross proceeds of $12,000,000 (less expenses including placement agent fees and non-accountable expenses) that the Company received pursuant to Subscription Agreements entered into with the Investors.

Pursuant to the Financing, on November 15, 2006, we issued to the Placement Agent five year warrants to purchase 2,596,176 shares of our Common Stock at an exercise price of $0.555 per share.

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

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Year ended December 31, 2006 Compared to Year ended December 2005

The following tables set forth key components of our results of operations for the periods indicated for Benda Pharmaceutical Inc.

	December 31	December 31
	2006	2005

Revenue	$15,932,075	$15,414,106
Cost of Goods Sold	(8,925,430)	(9,361,497)
Gross Profit	7,009,582	6,052,609
Selling Expenses	(599,571)	(697,521)
General and administravive	(3,123,026)	(1,446,043)
Research and development	(30,821)	(16,604)
Total operating expenses	(3,753,418)	(2,160,168)
Operating Income	3,256,164	3,892,441
Interest expenses	(108,811)	(150,498)
Other income (expenses)	(530,571)	(49)
Income before minority interest and income taxes	2,616,782	3,741,894
Income taxes	-	-
Minority interest	(298,024)	(256,126)
Net Income	$2,318,758	$3,485,768
Earnings per share - basic	$0.03	$0.05
Weighted average shares outstanding - basic	73,414,057	64,942,360
Earnings per share - diluted	$0.03	$0.05
Weighted average shares outstanding - diluted	74,864,283	64,942,360

Net Revenue:

Net revenue increased $517,969, or 3%, from $15,414,106 in the year ended December 31, 2005 to $15,932,075 in the year ended December 31, 2006. Revenue from Benda Ebei and Yidu Benda grew by 4% and 5% respectively. This growth was mainly driven by Benda Ebei’s increased sales of branded medicines and Yidu Benda’s increased sales of 1.2.4-triazol carboxylic acid methyl ester. Revenues increased modestly overall because higher revenues from Benda Ebei and Yidu Benda were offset by reduced revenue from Jiangling Benda, which has been temporarily closed for plant overhaul in preparation for GMP certification. The Jiangling Benda plant is expected to resume production in August 2007.

The first floor of Benda Ebei’s plant is allocated for the production of injection vials. We are in the process of expanding the second floor of Benda’s Ebei’s plant, which will be dedicated to the production of branded new drugs in pill, grain and capsule form. Production of these items is expected to start in July 2007 and boost 2007 net revenue significantly.

The rise and fall in our product sales in the year ended December 31, 2006 and 2005 by subsidiary and by category were as follows:

		Year ended	Year ended	Increase /
Subsidiary	Product Category	2006	2005	(Decrease) %
Benda Ebei	Medicines/injection vials	9,635,938	9,241,823	4%
Jiangliang Benda	Active Pharmaceutical Ingredients	15,564	228,666	-93%
Yidu Benda	Bulk Chemicals	6,237,621	5,943,617	5%
Beijing Shusai	Pharynigitis Killer therapy	42,952	-	100%
Total		15,932,075	15,414,106	3%

Source: Company

Cost of Revenue

Cost of revenue decreased $436,067, or 5% from $9,361,497 in the year ended December 31, 2005 to $8,925,430 in the year ended December 2006. This was primarily because of the reduction in cost of materials for production. For instance, in the year of 2006, we start co-operate with Sanxia University, College of Chemistry and Life Science for the production of L-methionine and the cost of such material has been reduced therefore.

Gross Profit

Gross Profit increased $956,973, or 16% from $6,052,609 in the year ended December 31, 2005 to $7,009,582 in the year ended December 2006 mainly due to the increase in revenue and reduce in cost of materials.

Selling Expenses:

Selling expenses decreased $97,950, or 14% from $697,521 in the year ended December 31, 2005 to $599,571 in the year ended December 2006, primarily due to lower distribution costs. Also, higher costs were incurred in the year 2005 for establishing Benda’s Southern China office in Shenzhen and boosting sales efforts at Benda’s Northern China sales office in Beijing.

General and Administrative Expenses:

General and administrative expenses increased $1,676,983 or 116% from $1,446,043 in the year ended December 31, 2005 to $3,123,026 in the year ended December 2006. The increase of these expenses were primarily spending related to the reverse merger and $12 million private placement closed on November 15, 2006.

The Company acquired a PRC based pharmaceutical manufacturer in accordance with a Share Exchange Agreement dated September 7, 2006 (“Exchange Agreement”) by and among Benda, KI Equity Partners III, LLC, a Delaware limited liability company (“KI Equity”), Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader"), and each of the equity owners of Ever Leader (the “Ever Leader Shareholders”). The close of the transaction (the "Closing") took place on November 15, 2006 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, Benda acquired all of the outstanding capital stock and ownership interests of Ever Leader (the “Interests”) from the Ever Leader Shareholders; and the Ever Leader Shareholders transferred and contributed all of their Interests to Benda. In exchange, Benda issued to the Ever Leader Shareholders 64,942,360 shares of Benda common stock.

As a result, additional expenses were incurred: (i) auditing and accounting fee, $509,839; (ii) legal fee related to the Exchange Transaction, $114,993; (iii) insurance policy for director and officer, $66,171; (iv) consulting fee related to the Exchange Transaction, $191,248; (v) stock-base compensation to various consultants, $326,403; (vi) termination fee for co-operation with a financial institution, $280,376; (vii) office expenses, $30,994 and (viii) travel and transportation $36,009.

Research and Development:

Research and development increased $14,217, or 86% from $16,604 in the year ended December 31, 2005 to $30,821 in the year ended December 2006, and was consist primarily of salaries and related expenses of personnel engaged in research and development activities.

Rather than spend considerable sums internally on R&D in a market where the Company can not easily protect its results of development, the Company prefers to leverage its management team’s extensive industrial network and knowledge in finding new drugs and treatments that may be potentially very successful but which have not yet been brought to market.

Income from Operations:

Operating profit decreased $636,277, or 16% from $3,892,441 in the year ended December 31, 2005 to $3,256,164 in the year ended December 2006, was mainly due to the additional costs were incurred for the reverse merger acquisition as described in general and administrative expenses section. However, if we add back those additional expenses incurred in the year of 2006, the operating profit of the year ended December 2006 would be approximately $4,745,194, approximately $852,753 or 22% higher than that for the year ended December 2005.

 Interests Expenses:

Interest expenses decreased $41,687, or 27% from $150,498 in the year ended December 31, 2005 to $108,811 in the year ended December 2006. Interest expenses during these two periods were mainly incurred on various short-term loans from local Chinese bank and credit union.

Income Taxes:

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the year ended December 31, 2006 and 2005 as Benda did not have reportable taxable income for the periods.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the year ended December 31, 2006 and 2005 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

Beijing Shusai did not have taxable income for the year ended December 31, 2006.

The Company expects that some of these exemption periods will expire in November 2007, after which Benda Ebei, Jiangling Benda and Yidu Benda can be expected to an average 16.5% tax rate. The remaining tax holidays will expire on November 2010, thereafter these operating companies will be subject to the regular 33% tax rate on corporate profits. The Company is in the process of obtaining the approval from the relevant government authorities for the tax exemption status as a Sino-Foreign Equity Joint Venture from November 2005.

As a result of the above tax exemptions, there was no income taxes payable for the Company for the year ended December 31, 2006 and 2005. Had these tax exemptions not been available to the Company, income tax expense would have increased by approximately $1,398,000 and $1,235,000 for the year ended December 31, 2006 and 2005, respectively.

Minority Interests:

Minority interest accounted for 5% of net profit after income taxes of Benda Ebei, Jiangling Benda and Yidu Benda, and 25% of net profit after incomes taxes of Beijing Shusai for the year ended December 31, 2006 and 2005.

Net Income:

Net income was $2,318,758 in the year ended December 2006, compared to $3,485,768 in the year ended December 2005, a decrease of $1,167,010, or 33%, mainly due to the additional costs incurred for the reverse merger and the $12 million private placement as mentioned in general and administrative expenses section. However, if we add back those additional expenses in the year of 2006 the net income for the year ended December 2006 would be approximately $3,807,788, or approximately $322,020 or 9% higher than that for the year ended December 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,475,358 in the year ended December 2006, compared to $4,361,572 in the year ended December 2005, a decrease of $1,886,214, or 43%. This was primarily due to an increase in working capital needs resulting from increased accounts receivable, inventories and various taxes payable.

Net cash used in investing activities was $9,981,503 in the year ended December 2006 compared to $5,392,567 in the year ended December 2005, an increase of US$4,588,936 or 85%. The major investing items were as follows:

i.
In December 2006, Benda, through its 95% owned subsidiary Benda Ebei, plans to enter into an agreement with the two controlling shareholders of Shenzhen Sibiono GeneTech Co. Ltd. (“SiBiono”) to purchase a total of approximately 58% of the ownership of SiBiono for total cash consideration of approximately RMB 60 million (approximately $7.7 million). Due to this possible acquisition, Benda, through its subsidiaries Everleader and Benda Ebei, as of December 31, 2006, the Company had advanced RMB 13,027,618.55 (or approximately $1,670,743) to Shenzhen Yuanxing Gene City Development Co., Ltd. and HK$19,419,599.26 (or approximately $2,497,058) to Shenzhen Yuanzheng Investment Development Co., Ltd. as deposits for the pending acquisition of their shares in SiBiono by Benda Since the acquisition was not formally signed on March 31, 2007 and closed until April 5, 2007, the total advanced amount of $4,167,801 was recorded as refundable purchase price paid on December 31, 2006.

ii.
On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. According to the purchase agreement, Benda Ebei shall pay $1.5 million in total for the acquisition, of which $1.2 million should be paid within 5 business days after execution of the purchase agreement and the balance shall be paid when the Company receives the U.S. FDA approval on product certification in four months upon the signing date of the agreement. The purchase price paid was HK$9,341,220.00 (approximately $1.2 million) and was recorded as Refundable Purchase Price Paid on December 31, 2006 as the deal had not been closed and is refundable per agreement if the US FDA approval is not obtained.

Net cash provided by financing activities was $8,451,061 in the year ended December 2006 and the major transactions incurred were:

(i)
According to the Exchange Transaction, Benda issued 25,961,760 shares of Benda common stock to certain accredited and institutional investors upon closing of the Exchange Transaction at a per share issuance price of $0.4622 and gross proceeds of $120,000,000, less placement agent commissions and other transaction related fees of $1,694,326 charged against paid in capital as issuance costs. Therefore the net proceeds was $10,305,674;

(ii)
In November 2005, Ever Leader and Hon entered into a shareholder loan agreement whereby Hon was to loan an aggregate of $2,298,434 to Ever Leader (with this amount to be funded at periodic intervals during 2006) to allow Ever Leader to satisfy its obligation to Benda Science, Wan, and Xu in relation to the acquisition of its 95% interest in Benda Ebei. During the year ended December 31, 2006, $2,298,434 had been received by Ever Leader under this loan agreement with Hon. On September 5, 2006, Hon waived the right of the shareholder loan to Ever Leader under the condition that Wan assumed the liability of $2,298,434 personally to Hon pursuant to a Loan Waiver Agreement. Therefore, the loan amount received of $2,298,434 was recorded as an increase in paid-in capital and the same amount was reduced in the proceeds and repayment of borrowing under related party.

(iii)	$1,714,492 was repaid for the bank loan that previously obtained from the local Chinese bank and credit union.

Net cash used in financing activities was $538,795 in the year ended December 2005, in which a repayment of short-term loan $20,262 was made to local Chinese banks and credit union; a net payment of net long term related party loans of $559,057 was made to two executives Mr. Yiqing Wan and Ms. Wei Xu, who are husband and wife, and related company, Hubei Benda Science and Technology Co. Ltd, which was owned by Mr. Yiqing Wan and Ms. Wei Xu.

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be most critical to an understanding of our financial statements because they inherently involve significant judgment and uncertainties.  For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 2, Summary of Significant Accounting Policies.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Company generally recognizes revenue when its products are shipped.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowances for doubtful accounts totaled $457,269 and $90,707 at December 31, 2006 and 2005, respectively.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Cost being determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact that adopting FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In September 2006, FASB issued SFAS No. 158,"Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of SFAS No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 with earlier application allowed. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated result of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements required by this item are filed herewith following the signature page to this report:

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Benda Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Benda Pharmaceutical, Inc and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 14, 2007

Consolidated Balance Sheet As of December 31, 2006 and 2005

	December 31	December 31
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$1,676,119	$308,082
Receivables, net	6,661,048	4,389,515
Refundable purchase price paid (Note 3)	5,367,801	-
Inventories (Note 4)	701,339	447,082
Prepaid expenses and deposits	4,818	-
Total current assets	14,411,125	5,144,679
Due from related parties (Note 10)	1,976,815	1,444,788
Property and equipments, net (Note 5)	13,673,067	11,096,865
Intangible assets (Note 6)	1,501,483	1,014,923
Total Assets	$31,562,489	$18,701,255
Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,823,030	$1,296,473
Various taxes payable	226,931	358,385
Bank loans payable (Note 7)	256,492	1,970,984
Short-term loans payable	-	24,792
Wages payable	145,903	124,847
Deferred revenues	1,732	-
Due to related parties, shareholder loans (Note 12)	-	2,298,434
Total current liabilities	2,454,088	6,073,915
Due to related parties (Long-term) (Note 10)	3,034,365	3,174,486
Total liabilities	5,488,454	9,248,401
Minority interest	2,154,356	1,548,882
Shareholders' Equity
Peferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
96,258,411 shares issued and outstanding	96,258	64,942
Additional paid in capital (Note 12)	13,099,424	584,481
Retained earnings (unrestricted)	7,437,663	5,751,566
Statutory surplus reserve fund (Note 9)	1,869,523	1,231,427
Accumulative other comprehensive income	1,090,408	271,555
Shares issuable for services (Noter 13)	326,403	-
Total Shareholders' Equity	23,919,680	7,903,972
Total Liabilities & Shareholders' Equity	$31,562,489	$18,701,255

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations - For the year ended December 31, 2006 and 2005

	December 31	December 31
	2006	2005

Revenue	$15,932,075	$15,414,106
Other Sales	2,937	-
Cost of Goods Sold	(8,925,430)	(9,361,497)
Gross Profit	7,009,582	6,052,609
Selling Expenses	(599,571)	(697,521)
General and administrative
Amortization	(254,990)	(195,838)
Depreciation	(643,794)	(649,726)
Shares issuable for services (Note 13)	(326,403)	-
Other general and administrative (Note 14)	(1,897,839)	(600,479)
Total general and administravive	(3,123,026)	(1,446,043)
Research and development	(30,821)	(16,604)
Total operating expenses	(3,753,418)	(2,160,168)
Operating Income	3,256,164	3,892,441
Interest expenses	(108,811)	(150,498)
Other income (expenses)	(530,571)	(49)
Income before minority interest and income taxes	2,616,782	3,741,894
Income taxes (Note 11)	-	-
Minority interest	(298,024)	(256,126)
Net Income	$2,318,758	$3,485,768
Earnings per share - basic	$0.03	$0.05
Weighted average shares outstanding- basic	73,414,057	64,942,360
Earnings per share - diluted	$0.03	$0.05
Weighted average shares outstanding- diluted	74,864,283	64,942,360

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders’ Equity - For the years ended December 31, 2006 and 2005

					Statutory	Accumulated	Shares
			Additional	Retained	Surplus	Other	Issuable	Total
	Common Stock		Paid-in	Earnings	Reserve	Comprehensive	For	Stockholder's
	Shares	Amount	Capital	(Unrestricted)	Fund	Income	Services	Equity
Balance at December 31, 2004	64,942,360	$649,424	$-	$2,827,082	$670,143	$(685)	$-	$4,145,964

Common stock - par value of $0.001 each after being changed from $0.01 each on 11/17/05	-	(584,481)	584,481	-	-	-	-	-

Allocation of retained earnings to statutory reserve fund	-	-	-	(561,284)	561,284	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	272,240	-	272,240

Net income for the year	-	-	-	3,485,768	-		-	3,485,768

Balance at December 31, 2005	64,942,360	64,942	584,481	5,751,566	1,231,427	271,555	-	7,903,972

Issuance of common stock for cash:
to Original Shareholders of Applied Spectrum Technologies, Inc.	2,954,141	2,954						2,954

Issuance of common stock for cash:
1/4/06, 1,500,000 shares at $0.05 per share	1,500,000	1,500	-	-	-	-	-	1,500

Issuance of common stock for services:
1/4/06, 200,000 shares at $0.05 per share	200,000	200	-	-	-	-	-	200

Issuance of common stock for cash:
3/10/06, 700,000 shares at $0.05 per share	700,000	700	-	-	-	-	-	700

Collective issuance of common stock on 7/21/06	50	-	-	-	-	-	-	-

Collective issuance of common stock on 8/30/06	100	-	-	-	-	-	-	-

Issuance of common stock for cash:
11/15/06, 25,961,760 shares at $0.4622 per share	25,961,760	25,962	11,974,038	-	-	-	-	12,000,000

Allocate items in additional paid-in capital (Note 12)	-	-	540,905	-	-	-	-	540,905

Allocation of retained earnings to statutory reserve fund	-	-	-	(638,096)	638,096	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	818,854	-	818,854

Issuance of common stock for services:
11/15/06, 706,195 shares	-	-	-	-	-	-	326,403	326,403

Eliminate the Net Deficit for the Year 2006				5,435				5,435

Net income for the year	-	-	-	2,318,758	-	-	-	2,318,758

Balance at December 31, 2006	96,258,411	$96,258	$13,099,424	$7,437,663	$1,869,523	$1,090,408	$326,403	$23,919,680

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows - For the year ended December 31,2006 and 2005
	December 31	December 31
	2006	2005
Cash Flows From Operating Activities
Net Income	$2,318,758	$3,485,768
Adjustments to reconcile net income to net cash provided by operating activities:
Share issuable for services (Note 13)	326,403	-
Bad Debt Provision (Recovery)	364,064	(28,165)
Minority Interest	605,474	405,117
Depreciation	718,387	649,726
Amortization	254,990	195,838
Changes in operating assets and liabilities:
Account receivable	(2,271,533)	(1,003,504)
Prepaid expenses and deposits	(4,818)	5,557
Inventories	(254,257)	704,856
Accounts payable and accrued liabilities	526,557	(205,829)
Others payable	22,787	82,503
Various taxes payable	(131,454)	69,704
Net cash provided by operating activities	2,475,358	4,361,572
Cash Flows From Investing Activities
Purchases of property and equipment	(463,539)	(1,722,913)
Purchases of intangible assets	(787,087)	(74,889)
Construction in progress	(2,831,051)	(2,683,646)
Loans to related parties, net	(532,026)	(911,120)
Refundable purchase price paid (Note 3)	(5,367,801)	-
Net cash used in investing activities	(9,981,503)	(5,392,567)
Cash Flows From Financing Actives
Proceeds of sales unit of common stock, net of Financing Cost (Note 12)	10,305,674	-
Proceeds of shareholder loan from Ever Leader (Note 12)	2,298,434	-
Proceeds and repayments of borrowings under related parties, net	(2,438,555)	559,057
Proceeds and repayments of borrowings under bank loans, net	(1,714,492)	(20,262)
Net cash provided by (used in) financing activities	8,451,061	538,795
Effect of exchange rate changes on cash	423,121	260,639
Net increase in cash and cash equivalents	1,368,037	(231,562)
Cash and cash equivalents, beginning of period	308,082	539,644
Cash and cash equivalents, end of period	$1,676,119	$308,082
Interest paid	$113,458	$150,104
Income taxes paid	$-	$-
Supplemental investing and financing activities:
Contribution of shareholder loan to capital (Note 12 )	$2,298,434	$-
Common stock to be issued for consulting fees (Note 13)	$326,403	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization and Principal Activities

Benda Pharmaceutical, Inc. (formerly known as “Applied Spectrum Technologies Inc.”) (the “Company” or “Benda”) is a corporation organized under the Florida Laws and headquartered in Hubei Province, the People’s Republic of China (“PRC”). Before September 7, 2006, the Company had no meaningful business assets, operations or sources of revenue. Applied Sepctrum Technologies Inc. changed its name to Benda Pharmaceutical, Inc. on January 29, 2007..

Benda acquired a Hong Kong based pharmaceutical manufacturer in accordance with a Share Exchange Agreement dated September 7, 2006 (“Exchange Agreement”) by and among Benda, KI Equity Partners III, LLC, a Delaware limited liability company (“KI Equity”), Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader"), and each of the equity owners of Ever Leader (the “Ever Leader Shareholders”). The close of the transaction (the "Closing") took place on November 15, 2006 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, Benda acquired all of the outstanding capital stock and ownership interests of Ever Leader (the “Interests”) from the Ever Leader Shareholders; and the Ever Leader Shareholders transferred and contributed all of their Interests to Benda. In exchange, Benda issued to the Ever Leader Shareholders 64,942,360 shares of Benda common stock.

Ever Leader owns 95% of the issued and outstanding capital of Hubei Tongi Benda Ebei Pharmaceutical Co. Ltd. (“Benda Ebei”), a Sino-Foreign Equity Joint Venture company incorporated under the laws of PRC. Mr. Yiqing Wan owns 5% of the issued and outstanding capital stock of Benda Ebei. Benda Ebei owns: (i) 95% of the issued and outstanding capital stock of Jiangling Benda Pharmaceutical Co. Ltd., a company formed under the laws of PRC (“Jiangling Benda”); (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co. Ltd., a company incorporated under the laws of PRC (“Yidu Benda”); and (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co. Ltd., a company incorporated under the laws of PRC (“Beijing Shusai”). Mr. Yiqing Wan owns: (i) 5% of the issued and outstanding capital stock of Jingling Benda; and (ii) 5% of the issued and outstanding capital stock of Yidu Benda. Mr. Feng Wang owns 25% of the issued and outstanding capital stock of Beijing Shusai.

Ever Leader, Benda Ebei, Jingling Benda, Yidu Benda and Beijing Shusai shall be referred to herein collectively as “Ever Leader Group”. The Ever Leader Group is principally engaged in the development, manufacturing and distribution of medicines, active pharmaceutical ingredients and pharmaceutical intermediaries.

Following the Closing of the Exchange Agreement on November 15, 2006, Ever Leader became a wholly-owned subsidiary of Benda.

Ownership Structure Prior to Reorganization

Ever Leader was incorporated in Hong Kong on October 29, 2005 for the purpose of functioning as an off-shore holding company to obtain ownership interests in various entities that were previously owned, either directly or indirectly, by Mr. Yiqing Wan (“Wan”) and his wife, Ms. Wei Xu (“Xu”).

The following paragraphs summarize the original ownership structure of various entities owned by Wan and Xu and the subsequent reorganization and transfer of ownership interests in these entities, either directly or indirectly, to Ever Leader.

Hubei Benda Science and Technology Development Co., Ltd. (“Benda Science”) was incorporated in the Province of Hubei, PRC in October of 2002, primarily functioning as a holding company with ownership interests in various entities operated by Wan and Xu. Wan and Xu are the sole owners of Benda Science, with ownership interests of 10% and 90%, respectively.

Benda Ebei was incorporated in the Province of Hubei, PRC in April of 2001. Benda Ebei has registered capital of $2,419,404 which is fully paid up. Prior to the reorganization of Benda Ebei as further described in the paragraphs below, Benda Science, Wan, and Xu were the sole owners of Benda Ebei, with ownership interests of 60%, 20%, and 20%, respectively. Benda Ebei develops, manufactures, and sells small volume injection solutions (vials) and other conventional medicines.

Jiangling Benda was incorporated in the Province of Hubei, PRC in October of 2001. Jiangling Benda has registered capital of $967,738 which is fully paid up. Prior to the reorganization of Benda, Benda Science and Wan were the sole owners of Jiangling Benda, with ownership interests of 90% and 10%, respectively. Jiangling Benda develops, manufactures and sells active pharmaceutical ingredients (“APIs”). Jiangling Benda’s primary production facility was closed for upgrades and renovations in July 2004 in order to secure a Good Manufacturing Practices (“GMP”) certification from the Chinese State Food and Drug Administration (“SFDA”). This facility is expected to reopen and resume production in July of 2007.

Yidu Benda was incorporated in the Province of Hubei, PRC in March of 2002. Yidu Benda has registered capital of $4,233,854 which is fully paid up. Prior to the reorganization of Benda, Benda Science and Wan were the sole owners of Yidu Benda, with ownership interests of 90% and 10%, respectively. Yidu Benda develops, manufactures and sells bulk chemicals (or pharmaceutical intermediates) for use in the production of APIs.

Beijing Shusai Pharyngitis Research Co Ltd., (“Beijing Shusai”) was incorporated in Beijing, PRC in June 2006. Beijing Shusai has registered capital of $150,133 which is fully paid up. Benda Ebei, through the trust agreement with Xu as the trustee and Feng Wang were the sole owners of Beijing Shusai with ownership interests of 75% and 25%, respectively. Beijing Shusai operates, promotes and distributes Pharyngitis Killer Therapy.

Reorganization and Revised Ownership Structure

As previously stated in the paragraphs above, Ever Leader was incorporated in Hong Kong on October 29, 2005 for the purpose of functioning as an off-shore holding company to obtain ownership interests in various Benda entities that were previously owned, either directly or indirectly, by Wan and Xu. Ms. Mo Mo Hon (“Hon”), a Hong Kong SAR resident, is the sole registered shareholder of Ever Leader, holding the single issued and outstanding share of Ever Leader in trust for Xu.

Pursuant to three separate Equity Transfer Agreements entered into in November of 2005 among Ever Leader, Benda Science, Xu, and Wan, Ever Leader obtained a 95% ownership interest in Benda Ebei in exchange for a commitment to pay $2,298,434 in aggregate consideration to Benda Science, Wan, and Xu. The $2,298,434 acquisition price represented 95% of the $2,419,404 of registered capital of Benda Ebei, but was not representative of the fair value of the assets acquired or liabilities assumed. Specifically, as transfers of ownership interests in PRC entities to offshore holding companies for zero or nominal consideration is prohibited by the Chinese Government (regardless of whether these PRC entities and offshore holding companies are directly or indirectly owned and controlled by the same individual or individuals), an amount equal to 95% of the value of the registered capital of Benda Ebei was established for purposes of the transfer of the 95% ownership interest in Benda Ebei (directly and indirectly 100% owned and controlled by Wan and Xu) to Ever Leader (beneficially 100% owned and controlled by Xu). As a result of each of these entities being 100% directly and indirectly controlled by Wan and Xu, this transaction has been accounted for as a combination of entities under common control (see additional discussion of accounting treatment in the paragraphs that follow), with Ever Leader’s commitment to pay $2,298,434 in aggregate consideration to Benda Science, Wan and Xu.

In November 2005, Ever Leader and Hon entered into a shareholder loan agreement whereby Hon was to loan an aggregate of $2,298,434 to Ever Leader (with this amount to be funded at periodic intervals during 2006) to allow Ever Leader to satisfy its obligation to Benda Science, Wan, and Xu in relation to the acquisition of its 95% interest in Benda Ebei. During the year ended December 31, 2006, $2,298,434 had been received by Ever Leader under this loan agreement with Hon. On September 5, 2006, Hon waived the right of the shareholder loan to Ever Leader under the condition that Wan assumed the liability of $2,298,434 personally to Hon pursuant to a Loan Waiver Agreement. Therefore, the loan amount received of $2,298,434 was recorded as an increase in paid-in capital.

On September 5, 2006, Ever Leader increased its number of authorized shares of common stock from 10,000 to 1,000,000 and effected a 100 for 1 stock split, resulting in Hon (the original sole registered shareholder of Ever Leader holding one share in trust for Xu), receiving 99 additional shares in the Company.

On September 5, 2006, Ever Leader transferred and assigned 711,202 shares of common stock to Xia Phamarceutical, Inc. (“XIA”), an offshore holding company incorporated in the British Virgin Islands (“BVI”) that is 100% owned and controlled by Wan and Xu.

On September 5, 2006, Ever Leader issued 288,698 shares of common stock to 19 entities (some of whom are considered related parties) at par value. Additionally, Hon transferred and assigned her ownership interest in her 100 shares of Ever Leader to one of these entities.

Pursuant to an Equity Transfer Agreement entered into on December 3, 2005 among Benda Ebei, Benda Science, and Wan, Benda Science transferred and assigned, without consideration, its 90% ownership interest in Jiangling Benda to Benda Ebei and Wan transferred and assigned a 5% ownership interest in Jiangling Benda to Benda Ebei (for zero consideration as Benda Ebei and Jiangling Benda were both directly and indirectly 100% owned and controlled by Wan and Xu).

Pursuant to a second Equity Transfer Agreement entered into on December 4, 2005 among Benda Ebei, Benda Science, and Wan, Benda Science transferred and assigned, without consideration, its 90% ownership interest in Yidu Benda to Benda Ebei and Wan transferred and assigned a 5% ownership interest in Yidu Benda to Benda Ebei (for zero consideration as Benda Ebei and Yidu Benda were both directly and indirectly 100% owned and controlled by Wan and Xu).

In June of 2006, Benda Ebei invested approximately $112,500, in the form of cash and one automobile, for a 75% ownership interest in Beijing Shusai Pharyngitis Research Co., Ltd. (“Beijing Shusai”), with the remaining 25% owned by an unrelated PRC individual, Mr. Feng Wang. Beijing Shusai, a PRC limited liability company, was incorporated on June 15, 2006. It has registered capital of $150,000 and commenced primary operations in July 2006. It is setting up and operates self-operated and franchised Pharyngitis Clinics in leading hospitals throughout major cities in China.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, transfers of net assets or exchanges of equity interest between entities under common control do not constitute business combinations. As Ever Leader, Benda Ebei, Jiangling Benda, and Yidu Benda were all either directly or indirectly 100% owned and controlled by Wan and Xu immediately prior to and subsequent to the exchanges of equity interests as summarized in the paragraphs above, these transactions have been accounted for as combinations of entities under common control on a historical cost basis in a manner similar to a pooling of interests (no adjustments were made to the historical cost basis of the assets and liabilities of Benda Ebei, Jiangling Benda, or Yidu Benda).

Upon the Closing of the Exchange Agreement on November 15, 2006 and subsequent to the consummation of the reorganization as summarized in the paragraphs above, the organization and ownership structure of the Company is as follows:

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for consolidated financial information.

These consolidated financial statements include the accounts of Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda for the full year and Beijing Shusai from June 15, 2006 (date of commencement of operations) (collectively referred to as the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

The merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded.

The exchange transaction per the Exchange Agreement closed on November 15, 2006 was deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance provided by the staff of the U.S. Securities and Exchange Commission, Benda (the public shell and the legal acquirer) is considered the accounting acquiree and Ever Leader (the legal acquiree) is considered the accounting acquirer. .The consolidated financial statements of the combined entity are in substance those of Ever Leader, with the assets and liabilities, and revenues and expenses, of Benda being included effective from the date of effectiveness of the Exchange Agreement. Benda is deemed to be a continuation of the business of Ever Leader. The outstanding stock of Benda prior to the effectiveness of Exchange Agreement was accounted for at its net book value and no goodwill was recognized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowances for doubtful accounts totaled $457,269 and $90,707 at December 31, 2006 and 2005, respectively.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Cost being determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Machinery and equipment	10-15 years
Motor Vehicle	5 years
Electronic and office equipment	5 years

Expenditures for repairs and maintenance, which do not improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2006 and 2005.

Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights and drug permits and licenses. Land-use rights are related to land the Company occupies in Hubei Province, PRC and are being amortized on a straight-line basis over a period of 40 years. Drug permits and licenses are being amortized on a straight-line basis over a period of 10 years. Technology formulas know how is being amortized on a straight-line basis over a period of 10 years.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Company generally recognizes revenue when its products are shipped.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $30,821 and $16,604 on direct research and development (“R&D”) efforts in 2006 and 2005, respectively. Rather than spend considerable sums internally on R&D in a market where the Company can not easily protect its results of development, the Company prefers to leverage its management team’s extensive industrial network and knowledge in finding new drugs and treatments that may be potentially very successful but which have not yet been brought to market.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentration of Credit Risk

A significant portion of the Company's cash at December 31, 2006 and 2005 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Basic and Diluted Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as warrants that are in the money.

Foreign Currency Translation

The functional currency of the Company is the Renminbi (“RMB”), the PRC’s currency. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates in effect at December 31, 2006 and December 31, 2005 were RMB 1 for $0.12825 and $0.12509, respectively.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, value-added taxes, short-term and long-term bank loans, and loans payable to related parties. The carrying amounts of financial instruments other than long-term obligations approximate fair value due to their short maturities. Long-term obligations approximate fair value based upon rates currently available for similar instruments.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then valued to determine the amount of benefit to be recognized in the financial statements. FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year. The Company is currently evaluating the impact that adopting FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

In September 2006, FASB issued SFAS No. 158,"Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of SFAS No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 with earlier application allowed. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated result of operations and financial condition.

Recently Adopted Accounting Pronouncements

SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Company’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values. Upon the reverse acquisition of the Company and Ever Leader, the Company agreed to issue 706,195 shares of its common stock to various consultants as compensation, which were valued at $0.4622 each and recognized as consulting fees in the year ended December 31, 2006.

3.	Refundable Purchase Price Paid

In December 2006, Benda, through its 95% owned subsidiary Benda Ebei, plans to enter into an agreement with the two controlling shareholders of Shenzhen Sibiono GeneTech Co. Ltd. (“SiBiono”) to purchase a total of approximately 58% of the ownership of Sibiono for total cash consideration of approximately Rmb 60 million (approximately $7.7 million). Due to this possible acquisition, Benda, through its subsidiaries Everleader and Benda Ebei, as of December 31, 2006, the Company had advanced RMB 13,027,618.55 (or approximately $1,670,743) to Shenzhen Yuanxing Gene City Development Co., Ltd. and HK$19,419,599.26 (or approximately $2,497,058) to Shenzhen Yuanzheng Investment Development Co., Ltd. as deposits for the pending acquisition of their shares in SiBiono by Benda Since the acquisition was not formally signed on March 31, 2007 and closed until April 5, 2007, the total advanced amount of $4,167,801 was recorded as refundable purchase price paid on December 31, 2006.

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. According to the purchase agreement, Benda Ebei shall pay $1.5 million in total for the acquisition, of which $1.2 million should be paid within 5 business days after execution of the purchase agreement and the balance shall be paid when the Company receives the U.S. FDA approval on product certification in four months upon the signing date of the agreement. The purchase price paid was HK$9,341,220.00 (approximately $1.2 million) and was recorded as Refundable Purchase Price Paid on December 31, 2006 as the deal had not been closed and is refundable per agreement if the US FDA approval is not obtained.

4.	Inventories

The Company’s inventories at December 31, 2006 and 2005 are comprised as follows:

	December 31,	December 31,
	2006	2005
Raw materials	$311,064	$329,590
Packing materials	80,639	70,689
Finished goods	309,637	46,803
Total inventories at cost	701,339	447,082
Less: Reserves	-	-
Total inventories, net	$701,339	$447,082

No reserve for obsolete, slow-moving or non-salable inventory was required at December 31, 2006 and 2005.

5.	Property and Equipment

The Company’s property and equipment at December 31, 2006 and 2005 is comprised as follows:

	December 31,	December 31,
	2006	2005
Buildings	$2,227,710	$2,148,931
Machinery and equipment	3,941,187	3,592,059
Office equipment	10,672	8,012
Motor Vehicles	32,971	-
Cost	6,212,540	5,749,001

Less: Accumulated Depreciation

Buildings	$(875,351)	$(731,738)
Machinery and equipment	(1,837,221)	(1,271,456)
Office equipment	(4,558)	(2,679)
Motor Vehicles	(7,129)	-
Accumulated Depreciation	(2,724,260)	(2,005,873)

Construction in progress	$10,184,787	$7,353,737

Total property and equipment, net	$13,673,067	$11,096,865

Total depreciation expense allocated to general and administrative expense was $657,382 and $649,726 for years ended December 31, 2006 and 2005, respectively.

6.	Intangible Assets

The Company’s intangible assets at December 31, 2006 and 2005 are comprised as follows:

	December 31,	December 31,
	2006	2005
Land-use rights	$1,068,036	$1,014,032
Drugs permits and licenses	1,055,893	1,002,511
Technology formulas	679,700	-
Cost	2,803,630	2,016,543

Less: Accumulated amortization
Land-use rights	(150,465)	(106,790)
Drugs permits and licenses	(1,085,471)	(894,830)
Technology formulas	(66,210)	0
Accumulated amortization	(1,302,146)	(1,001,620)
Total intangible assets, net	$1,501,483	$1,014,923

The technology formulas represent the formulas special know how for Yanlong Anti-Cancer Oral Liquid, and the Pharyngitis Killer Therapy. On December 31, 2006, the values of these formulas are $641,250 and $38,450, respectively.

7.	Bank Loans

The Company’s bank loans at December 31, 2006 and 2005 are comprised as follows:

	December 31,	December 31,
	2006	2005
Bank loans due within one year	$256,492	$1,363,564
Bank loans due after one year	-	607,420
Total debt	$256,492	$1,970,984

As of December 31, 2006 and 2005, the Company had several outstanding bank loans which were used primarily to fund construction in progress projects and for general working capital purposes. These loans carry annual interest rates ranging from 5.3% to 9.3% with original maturity dates ranging from 2 to 10 months. Each of these loans was considered term loans and was not revolving or renewable. Each of these loans was secured by land-use rights, buildings and equipment of the Company, except for $256,492 which is unsecured but guaranteed by an unrelated party.

Total interest expense related to the Company’s outstanding bank loans was $113,458 and $150,104 for the year ended December 31, 2006 and 2005, respectively.

8.	Pension and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to maintain a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributes to a state sponsored retirement plan approximately 20% of the base salary of each of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable for all past and present employees.

9.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Company is required to allocate 15% its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of December 31, 2006 and 2005, the registered capital of the Company’s PRC subsidiaries was $12,017,575 and $7,620,996 respectively.

10.	Related Party Transactions

Due from related parties at December 31, 2006 and 2005 are comprised as follows:

	December 31,	December 31,
	2006	2005
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$455,275	$-
Due to Jiangliang Benda Pharamaceutical Co. Ltd.	-	207,335
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,299,479	1,237,453
Due to Ever Leader Holdings Co. Ltd.	210,518	-
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	11,543	-
Total due from related parties	$1,976,815	$1,444,788

Due to related parties at December 31, 2006 and 2005 are comprised as follows:

	December 31,	December 31,
	2006	2005
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$236,205	$295,760
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,833,358	1,977,139
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	943,865	867,720
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	20,937	-
Hua Xu	-
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		33,868
Total due to related parties	$3,034,365	$3,174,486

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Long-term debts are due on December 31, 2012. Proceeds from the above loans were used primarily for general working capital purposes.

All those related parties incur advances to different companies within the group when those companies have cash flow shortages from time to time, or withdraw funds when those companies have excessive funds in order to inject funds to another companies within the group.

The overall net impact on the relative party transactions was always negative. In other words, the related parties lend money to the companies within the group during the reported period ended at December 31, 2006 and 2005.

11.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the year ended December 31, 2006 and 2005 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the year ended December 31, 2006 and 2005 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on June 16, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

Beijing Shusai does not have taxable income for the year ended December 31, 2006.

The Company expects that some of these exemption periods will expire in November 2007, after which Benda Ebei, Jiangling Benda and Yidu Benda can be expected to an average 16.5% tax rate. The remaining tax holidays will expire on November 2010, thereafter these operating companies will be subject to the regular 33% tax rate n corporate profits. The Company is in the process of obtaining the approval from the relevant government authorities for the tax exemption status as a Sino-Foreign Equity Joint Venture from November 2005.

As a result of the above tax exemptions, there was no income taxes payable for the Company for the year ended December 31, 2006 and 2005. Had these tax exemptions not been available to the Company, income tax expense would have increased by approximately $1,398,000 and $1,235,000 for the year ended December 31, 2006 and 2005, respectively.

12.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

The Closing of the Exchange Agreement was contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors (“Investors”) for the purchase of shares of Benda common stock (the “Common Shares”) promptly after the closing of the Exchange under terms and conditions approved by our board of directors immediately following the Exchange (“Financing”).

Upon Closing, we received gross proceeds of $12,000,000 in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, we sold 480 Units, with each Unit consisting of 54,087 shares of our Common Stock, and Warrants to purchase 54,087 shares of our Common Stock at an exercise price of $0.555 per share (the “Units”). The price of each Unit was $25,000. We are required to register the Common Stock and the shares underlying the Warrants issued in the Financing with the Securities and Exchange Commission for resale by the Investors. After commissions and expenses, we received net proceeds of approximately $10,470,000 from the Financing.

Upon completion of the Exchange, and after giving effect to the Financing, the Ever Leader Shareholders own 64,942,360 shares of Common Stock and the Investors in the aggregate received 25,961,760 shares of our Common Stock. The Ever Leader Shareholders and the Investors own, in the aggregate, 90,904,120 of our issued and outstanding shares of common stock. Upon the exercise of the Warrants to purchase an additional 25,961,760 shares of Benda’s common stock sold in connection with the financing, the Investors and the Ever Leader Shareholders will own, in the aggregate, 93.1% of our shares of common stock, and our current stockholders will own approximately 4.3% of the total outstanding shares of our common stock.

Upon Closing, Keating Securities, LLC, as the authorized agent of the investors (the “Investor Agent”), Benda, Mr. Yiqing Wan and Ms. Wei Xu, as individuals and Moveup Investments Limited, a company organized under the laws of British Virgin Islands, one of the shareholders of Benda, (“Moveup” and together with Benda, Mr. Yiqing Wan and Ms. Wei Xu, collectively, the “Depositors”), entered into a Make Good Agreement.

Pursuant to Make Good Agreement, the Depositors has presented financial projections indicating that the net income of at least $9 million, with an allowable grace margin of $1 million, equating to net income of $8 million for the fiscal year ending December 31, 2007 (the “Performance Threshold”, “FY2007”)), based upon an audit conducted in conformity with United State General Accepted Accounting Principles and United State auditing standards. As an inducement to the investors in this private equity financing, the Investors Agent, Benda, the Depositors entered into a Make Good Escrow Agreement (the “Make Good Escrow Agreement”) whereby the Depositors agreed that they placed a total of $15 million shares (to be equitably adjusted for stock splits, stock dividends and similar adjustments) of Benda Common Stock into escrow (the “Escrow Shares”) at the Closing for the benefit of the investors in the event that the Company fails to satisfy the Performance Threshold.

In the event the Performance Threshold is not attained, the Company shall issue Common Stock from the Escrow Shares to the investors who hold at least 100 shares of Common Stock as of April 28, 2008, based on the following formula:

(($8 million - FY2007 Net Income) / $8 million) X Escrow Shares.

The issuance of the Common Stock to the Ever Leader Shareholders is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S and regulation D promulgated thereunder and to Section 4(2) of the Securities Act. The issuances of the Units to the Investors and the Warrants to the Placement Agent are intended to be exempt from registration under the Securities Act pursuant to Regulation D and Section 4(2) thereof and such other available exemptions. As such, the Common Shares, the Warrants, and the common stock underlying the Warrants upon conversion thereof may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. The registration statement covering these securities will be filed with the SEC and with any required state securities commission in respect of the Exchange and/or the Financing subsequent to the Closing.

Benda has agreed to register for resale: (i) the shares of Common Stock (“Registered Common Stock”); and (ii) 150% of the shares of our common stock underlying the Warrants (“Underlying Common Stock”), on a registration statement to be filed with the SEC (“Registration Statement”). Such Registration Statement shall be filed on or prior to sixty (60) days from the Closing of this Offering (the “Filing Deadline”) and shall be declared effective within 180 days from the Closing Date (the “Effectiveness Deadline”). If the Registration Statement is not filed by the Filing Deadline or does not become effective by the Effectiveness Deadline or if we fail to maintain the effectiveness of the Registration Statement, for any reason, we will be required to pay Investors in cash an amount equal to 1% of the purchase price of each Unit held by Investors on such Filing Deadline, Effectiveness Deadline or the first day of such failure to maintain the Registration Period, as applicable, and for every 30 day period (or part) thereafter, in each case until cured (“Registration Delay Payments”), provided that the Registration Delay Payments shall not exceed 10% of the purchase price of the Offering. In the event that the Registration Delay Payments are not made in a timely manner, such Registration Delay Payments shall bear interest at a rate of 1.5% per month until paid in full. We shall pay the usual costs of such registration.

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

Keating Securities, LLC (the “Placement Agent”) acted as placement agent in connection with the Financing. For their services, the Placement Agent received a commission equal to 7.5% of the gross proceeds or approximately $900,000 from the offering and a non-accountable expense allowance equal to 1.5% of the gross proceeds or approximately $180,000. In addition, the Placement Agent received, for nominal consideration, five-year warrants to purchase 2,596,176 shares of our common stock, or 10% of the number of shares of Common Stock sold in the offering, at an exercise price of $0.555 (“Placement Agent Warrants”). The Placement Agent Warrants will have registration rights similar to the registration rights afforded to the purchasers of the Units. We also paid for the out-of-pocket expenses incurred by the Placement Agent and all purchasers in the amount of approximately $100,000. As additional compensation for the Placement Agent's services, we will also pay the Placement Agent a cash fee (“Warrant Solicitation Fee”) with respect to the exercise, in whole or in part, of any Warrant equal to 3.0% of the total exercise price of the Common Stock issued in such exercise of such Warrant. We shall pay such cash Warrant Solicitation Fees to the Placement Agent, in immediately available funds, within three (3) business days following receipt, directly or indirectly, of any cash or other proceeds from the exercise of such Warrant.

As of December 31, 2006, the Company had an aggregate of:

(a)	96,258,,411 shares of Common Stock issued and outstanding:

(b)	706,195 shares of Common Stock to be issuable for services for various consultants;

(c)	None shares of Preferred Stock issued and outstanding;

(d)	28,557,936 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;

(e)	None Options issued and outstanding

The balance of Additional Paid-in Capital as of December 31, 2006 was $13,099,424 and the details of its components were stated as follows:

a)
On November 17, 2005, the Company adjusted its Common Stock par value from $0.01 per share to $0.001 per share, therefore the difference,$584,481, between the original Common Stock amount, $649,424 and the adjusted Common Stock amount, $64,942, was recorded as an increase in additional paid-in capital.

b)
According to the Exchange Transaction, Benda issued 25,961,760 shares of Benda common stock to certain accredited and institutional investors upon closing of the Exchange Transaction at a per share issuance price of $0.4622 and gross proceeds of$120,000,000, less placement agent commissions and other transaction related fees of $1,694,326 charged against paid in capital as issuance costs. Therefore the net proceeds was $10,305,674, whereas the detail breakdown of the placement agent commissions and other transaction related fees are stated as follows:

Keating Investment - non-accountable 1.5% of placement expenses	$180,000.00
Keating Investment - 7.5% of placement fee	897,797.62
Computershare Trust - escrow fee & make good escrow agreement	5,000.00
John B. Lowy, P.C. - legal fee	10,000.00
RR Donnelley- printing fee	21,228.64
H. Rivkin & Co. - consulting Fee	50,000.00
Keating Investment - reverse merger advisory fee)	395,000.00
Anslow & Jaclin LLP - legal fee	135,300.00
Total	$1,694,326.26

c)
According to the Exchange Transaction, Benda issued 64,942,360 shares of Benda Stock (legal acquirer) with par value at $0.001 per share for all of the issued and outstanding shares of Ever Leader common stock (legal acquiree, but accounting acquirer) upon closing of the Exchange Transaction, resulting in the elimination of all issued and outstanding shares of Ever Leader common stock (1,000,000 shares with a par value of $1,285). Therefore, a net $63,657 was recorded as common stock.

d)
According to the Exchange Transaction, Benda issued 25,961,760 shares of Benda Common Stock to certain accredited and institutional investors upon closing of the Exchange Transaction with par value at $0.001 per share. Therefore a net $25,962 was recorded as common stock.

e)
Due to Exchange Transaction, the accumulated deficit of Benda upon closing of the Exchange Transaction would be eliminated against additional paid-in capital. As of November 30, 2006, the additional paid-in capital was $16,210,416 while the accumulated deficit was $16,209,962 Thus, a net impact on the additional paid-in capital would be $454.

f)
In November 2005, Ever Leader and Hon entered into a shareholder loan agreement whereby Hon was to loan an aggregate of $2,298,434 to Ever Leader (with this amount to be funded at periodic intervals during 2006) to allow Ever Leader to satisfy its obligation to Benda Science, Wan, and Xu in relation to the acquisition of its 95% interest in Benda Ebei. During the year ended December 31, 2006, $2,298,434 had been received by Ever Leader under this loan agreement with Hon. On September 5, 2006, Hon waived the right of the shareholder loan to Ever Leader under the condition that Wan assumed the liability of $2,298,434 personally to Hon pursuant to a Loan Waiver Agreement. Therefore, the loan amount received of $2,298,434 was recorded as an increase in paid-in capital.

As per the consolidated statement of changes in stockholders’ equity, the total net changes, other than the gross proceeds of $12,000,000, of the allocation items in the additional paid-in capital was $504,905 and that are reflected from the above mentioned events (b) to (f).

13.	Shares Issuable For Services

In connection with the Share Exchange Agreement dated September 7, 2006 which was entered by the Company (previously know as “Applied Spectrum Technologies, Inc.” KI equity Partners III, LLC, Ever Leader Holdings Limited, and each of the shareholders of Ever Leader, the Company should issued 706,195 shares of common stock to various consultants for the services rendered and the services valued at the offering price at $0.4622 per shares or total US$326,403.

14.	Other General And Administrative

The total amount of other general and administrative was $1,897,839 which was mainly composed of: (i) auditing and accounting fee, $521,997; (ii) provision of bad debt, $364,064; (iii) legal fee related to the Exchange Transaction, $114,993; (iv) insurance policy for director and officer, $66,171; (v) office expenses, $210,696; (vi) salary and wages, $221,174 and (vii) consulting fee related to the Exchange Transaction, $191,248.

15.	Commitments and Contingencies

As of December 31, 2006, the Company did not have any significant outstanding commitments or contingent liabilities.

16.	Segment Information

The Company has four core operating segments: Benda Ebei, Jiangling Benda, Yidu Benda and Beijing Shusai. Benda Ebei manufactures injection solutions and other conventional medicines, Jiangling Benda manufactures active pharmaceutical ingredients, Yidu Benda manufactures bulk chemicals and Beijing Shusai operates and distributes Pharyngitis Killer Therapy.

Selected financial information for each of these segments for the year ended December 31, 2006 and 2005 is as follows:

	Benda Ebei
	2006	2005
Revenue from external customers	$9,635,938	$9,241,823
Intersegement revenue	-	-
Segment profit (loss)	$2,484,701	$2,484,009

	Jiangling Benda
	2006	2005
Revenue from external customers	$15,564	$228,666
Intersegement revenue	-	-
Segment profit (loss)	$(169,979)	$(57,523)

	Yidu Benda
	2006	2005
Revenue from external customers	$6,237,621	$5,943,617
Intersegement revenue	-	-
Segment profit (loss)	$2,343,081	$1,465,955

	Beijing Shusai
	2006	2005
Revenue from external customers	$42,952	$-
Intersegement revenue	-	-
Segment profit (loss)	$(39,337)	$-

	Total
	2006	2005
Revenue from external customers	$15,932,075	$15,414,106
Intersegement revenue	-	-
Segment profit (loss)	$4,618,466	$3,892,441

There were material changes in segment assets, basis of segmentation or the way in which segment profit was measured for the year ended December 31, 2006 and 2005.

	Total
	2006	2005
Profit
Total profit for reportable segment	$4,618,466	$3,892,441
Unallocated amounts:	-	-
Other corporate expense	(2,001,684)	(150,547)
Total consolidated profit after income taxes	$2,616,782	$3,741,894

In the year ended December 31, 2006, other corporate expense was $2,001,684 and which was mainly composed of (i) auditing and accounting fee, $509,839; (ii) legal fee related to the Exchange Transaction, $114,993; (iii) insurance policy for director and officer, $66,171; (iv) consulting fee related to the Exchange Transaction, $191,248; (v) stock-base compensation to various consultants, $326,403; (vi) termination fee for co-operation with a financial institution, $280,376; (vii) office expenses, $30,994 and (viii) travel and transportation $36,009.

17.	Basic and Diluted Weighted Average Number of Shares

	Year Ended December 31,
	2006	2005
Basic weighted average number of shares	73,414,057	64,942,360
Assumed exercise of warrants	1,450,226	-
Diluted weighted average number of shares	74,864,283	64,942,360

18.	Subsequent Events

(a) Temporary close of Yidu Benda plant

Due to an government order issued by the local government on January 10, 2007, The Company’s Yidu Benda plant has closed down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires the Company to finish the improvement and be compliant by June 30, 2007. The Company expects the Yidu Benda plant to resume production by July 1, 2007.

(b) Subsequent acquisition and financing

On April 5, 2007, Benda, through its 95% owned China-based subsidiary Benda Ebei, entered into an agreement with the two controlling shareholders of Shenzhen SiBiono GeneTech Co., Ltd. (“SiBiono”) to purchase a total of approximately 57.57% of the of the shares ownership of SiBiono’s common stock for total cash consideration of RMB 60.0 million (approximately $7.7million).

In addition, Benda issued 2,100,000 shares of restricted common stock as consideration for services rendered under a financial consultancy agreement (the “Consulting Agreement”). Under terms of the Consulting Agreement, in the event that (a) Benda’s stock does not reach $3.60 per share, and (b) the Company is not listed on either the NASDAQ Capital Market or the American Stock Exchange within three months from the last date of a twelve-month restriction period following the issuance of such shares per the Consulting Agreement, then the consulting firm has the right to cause Benda to redeem 1,960,000 (out of a total of 2.1 million issued) Benda shares for cash consideration of $7,056,000.

Simultaneous with the acquisition of the majority of the shares in SiBiono, on April 5, 2007 Benda completed a $7,560,000 private placement to certain institutional and accredited investors who had also participated in the Company’s previous $12.0 million private offering, which closed on November 15, 2006. This most recent offering consisted of a total of 252 Units for $7,560,000 with each Unit consisting of (i) a convertible promissory note in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share, and (ii) a warrant to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share which can be exercised into common shares of Benda beginning in two years. The Notes shall bear an interest rate of four percent (4%) per annum until the Buyer elects to exercise the right to convert, and shall mature on March 28, 2009.

Pursuant to this financing, in March 2007 the Company has entered into a Modification Agreement amending the November Financing Documents with the Investors. The securities underlying the Notes and Warrants issued to the Investors pursuant to the terms of the Investment Agreement shall be subject to the terms of the Make Good Agreement entered into in connection with the November Financing (the “Make Good Agreement”). The targeted net income of the Company for fiscal year end 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million, adjusted for any non-cash charges, as the Performance Threshold.

Prior to the offering, Benda had 96,964,606 shares of common stock issued and outstanding and a total of 125,522,542 shares of common stock issued and outstanding on a fully diluted basis. Following the offering, Benda now has 112,694,530 shares of common stock issued and outstanding and a total of 154,882,390 shares of common stock issued and outstanding on a fully diluted basis.

The shares sold were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were sold in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Regulations D promulgated under the Securities Act. Unless the shares are registered, they may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 14, 2006, we dismissed De Joya Griffith & Company, LLC (“De Joya”), as our independent registered public accounting firm.

The report of De Joya on the Company’s financial statement for the fiscal year ended September 30, 2005 did not contain an adverse opinion or disclaimer of opinion. During the fiscal year ended September 30, 2005, our financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company and De Joya did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal year ended September 30, 2005 and subsequent interim period from October 1, 2005 through the date of dismissal. During the Company’s fiscal year ended September 30, 2005 and subsequent interim period from October 1, 2005 through the date of dismissal, the Company did not experience any reportable events.

On November 14, 2006, Rotenberg & Co. LLP (“Rotenberg”) was engaged as our new independent registered public accounting firm. Prior to engaging Rotenberg, the Company had not consulted Rotenberg regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with Rotenberg regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

Commencing January 2007, Rotenberg has decided to no longer undertake audits of Chinese based companies. Therefore, Schwartz Levitsky Feldman LLP, as Rotenberg's sub-contractor on the Company's audit shall be the Company's independent registered public accounting firm.

On February 8, 2007, we dismissed Schwartz Levitsky Feldman LLP (“SLF”) as our independent registered public accounting firm. SLF was previously appointed on January 9, 2007 as our independent auditors for the fiscal year ended September 30, 2006 on whose financial statements they rendered an unqualified opinion on January 11, 2007. On November 17, 2006, SLF was also engaged to audit the financial statements of Everleader for the fiscal years ended December 31, 2005 and 2004. Benda and SLF did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the year ended September 30, 2006 for which SLF issued an audit report, and the subsequent interim period through February 8, 2007. As required by applicable Securities legislation, Benda engaged SLF to audit the financial statements of Everleader for the fiscal years ended December 31, 2005 and 2004. During the period of the engagement with SLF, neither Benda nor Everleader had retained a qualified Chief Financial Officer. Accordingly, neither Benda nor Everleader had the technical expertise and as a result was unable to provide sufficient audit documentation and/or information to allow SLF to complete the audit of Everleader for the years ended December 31, 2005 and 2004.

On March 7, 2007, we engaged Kempisty and Company Certified Public Accountants, P.C. (“Kempisty”) to be our new independent registered public accounting firm. Prior to engaging Kempisty, the Company had not consulted Kempisty regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with Kempisty regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

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

Name	Age	Position	Date of Appointment
Yiqing Wan	45	Chief Executive Officer and Chairman	November 10, 2006
Wei Xu	44	Vice President, Operations	November 15, 2006
John Micek, III	54	Director	November 15, 2006
Daping Gu	59	Vice President, Marketing Director	November 15, 2006
Hui Long	46	Vice President of Technology	November 15, 2006
Ruilu Song	64	Vice President	November 15, 2006
Jingbo Wu	45	Vice President	November 15, 2006
Dr. Q.Y. Ma	50	Director	March 20, 2007
Eric Yu	39	Chief Financial Officer and Director	February 9, 2007

Business Experience Descriptions:

Mr. Yiqing Wan, Chairman, Chief Executive Officer, and Vice President

Mr. Wan was appointed as Chairman and Chief Executive Officer upon Closing. Before founding Benda Ebei, Mr. Wan was Chairman of Zhanjiang Jinhui Pharmaceutical Corp. (from 1995 to 1998), Chairman of Shandong Jinhai Real Estate Development Co. (from 1992 to 1995), Manager of Hainan Pharmaceutical Co. Ltd Guangzhou Division (from 1990 to 1992), and Director of Yichang No.4 Drug Plant (from 1982 to 1990). Mr. Wan has held a range of operational and executive positions in a number of pharmaceutical enterprises for more than two decades and has developed significant management experience in production planning and implementation and in product marketing. Mr. Wan earned B.S. degree in Biological Engineering from Sanxia University in 1982.

Ms. Wei Xu, Vice President of Operations

Ms. Xu was appointed as Vice President of Operations upon Closing. Ms. Xu has over 20 years of experience in the medical industry and in public relations with Chinese government departments and organizations. From 2002 to present, she served as Chairperson of a related company, Hubei Benda Science and Technology Co., Ltd. Prior to such time, she was General Manager at the Zhanjiang Jinhui Pharmaceutical Co., Ltd (from 1995 to 1998) and Manager at the Hainan Pharmaceutical Co., Ltd., Guangzhou Division (from 1991 to 1995). Ms. Xu holds an M.B.A. from Beijing University. She received her certificate of completion of Master courses in General Medicines from Peking University in 2005.

John Micek, III, Director.

John Micek III is Managing Director of Silicon Prairie Partners, LP, a Palo Alto, California-based family-owned venture fund. Before founding Silicon Prairie Partners, John was President of JAL, Inc., a family-owned group of insurance-related companies in Omaha, Nebraska, which markets and services financial products nationwide to financial institutions and credit unions. John is a member of the Boards of several technology-based companies including UTEK (a university technology transfer company) and Enova Systems (enabling technology for fuel cell and distributed power management). He is a cum laude graduate of Santa Clara University, and the University of San Francisco School of Law, where he was Senior Articles Editor of the Law Review. He is a practicing California attorney specializing in financial services.

Mr. Daping Gu, Vice President of Marketing

Mr. Gu was appointed as Vice President of Marketing upon Closing. Mr. Gu became the general director of Hubei Yidu Benda Chemical Co., Ltd in 2002. He was formerly the supply and marketing section chief of Wuhan Medicine Supply Co., Ltd. (from 1981 to 1984), the vice general manager of Hubei Medicine Supply Co., Ltd. (from 1984 to 1996), and the general manager of Hubei Pharmaceutical Co. Ltd. (from 1996 to 2002). Mr. Gu brings 25 years of experience in marketing medical products. He earned a B.A. in Business Administration from Hubei University in 1987.

Mr. Hui Long, Vice President of Technology

Mr. Long was appointed as Vice President of Technology upon Closing. Mr. Long has held senior technical and production management positions with pharmaceutical enterprises for approximately 20 years. He was formerly the Chief of Technical Division of Sanxia Pharmaceutical Co., Ltd and the deputy general manager of Zhanjiang Jinhui Pharmaceuticals Co. Ltd. Mr. Long earned a B.S. in Biological Engineering from Sanxia University in 1982 and an M.S. in Biological Engineering from Sanxia University in 1988.

Mr. Ruilu Song, Vice President

Mr. Song was appointed as Vice President and Director upon Closing. Mr. Song became the General Manager of Ebei Pharmaceutical Corp. in 1999. He was also the general manager of Wuhan Technologies Trust and Investment Co. (from 1995 to 1999) and the director of Hubei Province Science Committee Financial Division. (from 1985 to 1995). Mr. Song received B.S. in organic chemical synthesis from Beijing Chemical University in 1966 and was granted senior engineer qualification of technology management in 1993.

Mr. Jingbo Wu, Vice President

Mr. Wu was appointed as Vice President and Director upon Closing. Prior to this position, he was the deputy general manager of Ebei Pharmaceutical Corp. (from 2000 to 2001) and the deputy general manager of Zhejiang Jinhui Pharmaceutical Co. Ltd. (from 1999 to 2000). Mr. Wu received his certification of graduation in Business Administration from Wuhan University in 1995.

Dr. Q.Y. Ma, Director

Dr. Ma has over 20 years of R&D and managerial experience in US. Dr. Ma has been the managing director of Time Innovation Ventures, a venture capital firm focused on funding technology start-ups and joint ventures in China, since 2000. He has also been a director of ComTech, a Chinese semiconductor company, since 2004. He served as an Associate Professor of electrical engineering at the University of Hong Kong from 1998 to 2005. Dr. Ma also served as an Associate Professor at the Department of Electrical Engineering at Columbia University and in the Department of Radiology at Harvard Medical School from 1994 to 2005. He has served as a consultant to IBM, General Electric, TRW Inc. and DuPont. Dr. Ma is a co-founder of and advisor to Semiconductor Manufacturing International Corp., and the Chairman of TiMed. He has served as an adviser to the Ministry of Information Industry, Beijing Government, and as senior advisor to Zhangjiang Hi-Tech Park in Shanghai. He has published over 160 papers and obtained 7 patents. Dr. Ma received his PhD from Columbia University, and attended the Executive Program of Stanford University's School of Business.

Eric Yu Tak Shing, Director

Mr. Yu is a Certified Public Accountant with thirteen years of experience in public and corporate accounting and finance. In February of 2007, Mr. Yu was appointed as the Chief Financial Officer of the Company. Mr. Yu has served as the Financial Controller for Beijing Teletron Telecom Engineering Co. Ltd. from March of 2006 to January of 2007 and was in charge of the company’s issuance of private placements and Pre-IPO issues. From March of 2005 to March of 2006, Mr. Yu served as the Financial Controller for Payease Inc., where he was in charge of merger and acquisition fund raising and arranging bridge loans. From June of 2001 to February of 2005, Mr. Yu served as the Financial Controller for several companies including Dynegy Network Technology Services (BJ) Ltd., an internet data center, China Gas Holdings, Ltd. and Tianjin East Ocean Gas Co. Ltd., manufacturers in natural gas. From May of 2000 to February of 2005, Mr. Yu also served as the Financial Controller of the project companies of AsiaVest Investment Advisory Limited. His responsibilities included managing the accounting and listing department, and planning for an IPO with a fund raising target of HK$150 million.

Mr. Yu received a Bachelor of Commerce degree with a Accountancy and Legal Studies major in 1993 from University of Wollongong, Australia. Mr. Yu has worked closely with investment bankers for Pre-IPO and Private Placements, and in constructing financial and accounting systems and practice according to the high standards required for public listing.

Mr. Yu has served as a professional accountant to a widespread range of clients in China, Hong Kong, and the United States, and has worked in several different industries including Natural Gas, Telecom, Manufacturing, Infrastructure Construction, Hospitality, and Auditing.

Employment Agreements

As of the Closing, we executed employment agreements with each of our executive officers, specifically, Yiqing Wan, our Chief Executive Officer; Wei Xu, our Vice President of Operations; Hui Long, our Vice President of Technology; Daping Gu, our Vice President of Marketing; Ruilu Song, our Vice President and Jingbo Wu, our Vice President. The employment agreements are for terms of three years, except for Yiqing Wan, whose term is for five years. The employment agreements provide for annual salaries and annual bonuses in amounts as set forth in the table herein entitled “Executive Compensation Summary.”

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to its principal executive officer, principal accounting officer, or persons performing similar functions.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 2006 and may continue to exist between us and our current officers and directors due to the fact that they may have other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to our business.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s President as of the end of the 2006 fiscal year; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2006 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yiqing Wan, CEO	2006	$20,000	—	—	—	—	—	—	$20,000
Wei Xu, Vice President	2006	$17,500	—	—	—	—	—	—	$17,500
Hui Long, Vice President	2006	$6,170	—	—	—	—	—	—	$6,170
Daping Gu, Vice President	2006	$5,553	—	—	—	—	—	—	$5,553
Ruilu Song, Vice President	2006	$5,553	—	—	—	—	—	—	$5,553
Jingbo Wu, Vice President (5)	2006	$3,085	—	—	—	—	—	—	$3,085

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2006.

We did not pay any compensation to any director in the year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 30, 2007 with respect to the beneficial ownership of the outstanding shares of the Company’s capital stock by (i) each person known by the Company who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Company; and (iii) all the aforementioned officers and directors as a group.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership (4)
XIA Pharmaceutical Inc. (1)	46,187,136	(2)	47.63%
Hui Long (1)	0		0
Daping Gu (1)	0		0
Ruilu Song (1)	0		0
Jingbo Wu (1)	0		0
Huilian Song (1)	0		0
Pope Investments, LLC (3) 5100 Poplar Ave., Suite 805 Memphis, TN 38137	13,325,574		13.74%
All Executive Officers and Directors as a group (7 persons)	46,187,136		47.63%

(1)	Address is c/o Changjiang Tower, 23rd Floor, No. 1 Minquan Road, Wuhan, Hubei Province, PRC.

(2)	Yiqing Wan and Wei Xu each have a 50% equity ownership in XIA Pharmaceutical Inc. They are both our executive officers and Yiqing Wan is a director. In addition, they are husband and wife.

(3)
William P. Wells is the manager of Pope Investments, LLC ("Pope") and exercises sole voting and investment control over such shares.  In addition to the 13,325,574 shares of common stock, Pope also holds warrants for the right to purchase a total of 20,953,060 additional shares, and a Convertible Promissory Note convertible into 9,952,008 additional shares.

(4)
Applicable percentage of ownership is based on 96,964,606 shares of common stock outstanding as of May 4, 2007 together with securities exercisable or convertible into shares of common stock within sixty (60) days of May 4, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 4, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

CHANGE OF CONTROL

The Company entered into a Share Exchange Agreement dated September 7, 2006 (“Exchange Agreement”) with KI Equity Partners III, LLC, a Delaware limited liability company (“KI Equity”), Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader"), and each of the equity owners of Ever Leader (the “Ever Leader Shareholders”), whereby the Company acquired all of the equity interest of Ever Leader in exchange for issuing 64,942,360 shares of our common stock to the Ever Leader shareholders. The Exchange Agreement was contingent upon the Company receiving a minimum of $10,000,000 in signed subscriptions (the “Subscription Agreements”) to purchase Units in a private placement offering (the “Financing”) exempt from registration under the Securities Act. On November 15, 2006, the Company received the requisite amount of Subscription Agreements and the transactions contemplated by the Exchange Agreement closed.

In connection with the Exchange Agreement and Financing: (i) effective November 15, 2006, Mr. Kevin R. Keating resigned as member of the board of directors of the Company. There were no disagreements between or among Mr. Kevin R. Keating and any officer or director of the Company; (ii) effective November 15, 2006, Mr. Kevin R. Keating resigned as the Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company; (iv) effective November 15, 2006, Yiqing Wan, Ruilu Song, Jingbo Wu, Hulian Song, and John Micek, III were appointed as members of the Company’s Board of Directors (the “New Board”); and (v) effective November 15, 2006, the New Board appointed Yiqing Wan as the Chief Executive Officer and President, Wei Xu as the Vice President of Operations, Hui Long as the Vice President of Technology, Daping Gu as the Vice President of Marketing, Ruilu Song as Vice President, and Jingbo Wu as Vice President of the Company.

The consummation of the Exchange was contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors for the purchase of shares of the Common Shares promptly after the closing of the Exchange under terms and conditions approved by our board of directors immediately following the Exchange.

Upon Closing, we received gross proceeds of $12,000,000 in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, we sold 480 Units, with each Unit consisting of 54,087 shares of our Common Stock, and Warrants to purchase 54,087 shares of our Common Stock at an exercise price of $0.555 per share. The price of each Unit was $25,000. After commissions and expenses, we received net proceeds of approximately $10,470,000 from the Financing. Upon completion of the Financing, the Investors in the aggregate received 25,961,760 shares of our Common Stock. The Investors also received Warrants to purchase an additional 25,961,760 shares of Applied Spectrum’s common stock in connection with the financing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are certain transactions or series of transactions since inception between Applied Spectrum and our subsidiaries and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $60,000 other than compensation arrangements that are otherwise required to be described under "Executive Compensation."

Kevin R. Keating

Keating Securities, LLC (the “Placement Agent”) acted as placement agent in connection with the Financing. For their services, the Placement Agent received a commission equal to 7.5% of the gross proceeds or approximately $900,000 from the offering and a non-accountable expense allowance equal to 1.5% of the gross proceeds or approximately $180,000. In addition, the Placement Agent received, for nominal consideration, five-year warrants to purchase 2,596,176 shares of our common stock, or 10% of the number of shares of Common Stock sold in the offering, at an exercise price of $0.555 (“Placement Agent Warrants”). We also paid for the out-of-pocket expenses incurred by the Placement Agent and all purchasers in the amount of approximately $100,000. As additional compensation for the Placement Agent's services, we will also pay the Placement Agent the Warrant Solicitation Fee with respect to the exercise, in whole or in part, of any Warrant equal to 3.0% of the total exercise price of the Common Stock issued in such exercise of such Warrant. Such cash Warrant Solicitation Fees shall be paid to the Placement Agent, in immediately available funds, within three (3) business days following receipt, directly or indirectly, by us, of any cash or other proceeds from the exercise of such Warrant.

At or prior to the Closing, pursuant to the terms of the Exchange Agreement, we will enter into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by us for its advisory services rendered to us in connection with the Exchange Agreement. The transaction advisory fee will be $395,000. This fee shall be paid upon the Closing of the Exchange Agreement.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, which is our majority stockholder. Keating Investments, LLC is also the managing member and 100% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity, or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

Effective January 1, 2006, we entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, our former officer and director, is the manager of Vero. The term of the contract is for one year, but the contract may be terminated at any time. In consideration of the services provided, Vero is paid $2,500 for each month in which services are rendered.

Mark R. Littell and Norwood

In connection with the Purchase Agreement, Mark R. Littell and Norwood entered into an agreement releasing Applied from any and all claims they have against us.

During 2006, Norwood paid an accrued legal expense on behalf of Applied in the amount of $1,568, which was recorded as additional paid-in capital.

In connection with the Purchase Agreement, we paid Norwood approximately $18,936 for consulting services rendered by it to Applied Spectrum.

Reorganization Related Transactions

Ever Leader was incorporated in Hong Kong on October 29, 2005 for the purpose of functioning as an off-shore holding company to obtain ownership interests in various Benda entities that were previously owned, either directly or indirectly, by Wan and Xu. Ms. Mo Mo Hon (“Hon”), a Hong Kong SAR resident, is the sole registered shareholder of Ever Leader, holding the single issued and outstanding share of Ever Leader in trust for Xu.

Pursuant to three separate Equity Transfer Agreements entered into in November of 2005 among Ever Leader, Benda Science, Xu, and Wan, Ever Leader obtained a 95% ownership interest in Benda Ebei in exchange for a commitment to pay $2,298,434 in aggregate consideration to Benda Science, Wan, and Xu. The $2,298,434 acquisition price represented 95% of the $2,419,404 of registered capital of Benda Ebei, but was not representative of the fair value of the assets acquired or liabilities assumed. Specifically, as transfers of ownership interests in PRC entities to offshore holding companies for zero or nominal consideration is prohibited by the Chinese Government (regardless of whether these PRC entities and offshore holding companies are directly or indirectly owned and controlled by the same individual or individuals), an amount equal to 95% of the value of the registered capital of Benda Ebei was established for purposes of the transfer of the 95% ownership interest in Benda Ebei (directly and indirectly 100% owned and controlled by Wan and Xu) to Ever Leader (beneficially 100% owned and controlled by Xu).

Pursuant to an Equity Transfer Agreement entered into on December 3, 2005 among Benda Ebei, Benda Science, and Wan, Benda Science transferred and assigned its 90% ownership interest in Jiangling Benda to Benda Ebei and Wan transferred and assigned a 5% ownership interest in Jiangling Benda to Benda Ebei (for zero consideration as Benda Ebei and Jiangling Benda were both directly and indirectly 100% owned and controlled by Wan and Xu).

Pursuant to a second Equity Transfer Agreement entered into on December 4, 2005 among Benda Ebei, Benda Science, and Wan, Benda Science transferred and assigned its 90% ownership interest in Yidu Benda to Benda Ebei and Wan transferred and assigned a 5% ownership interest in Yidu Benda to Benda Ebei (for zero consideration as Benda Ebei and Yidu Benda were both directly and indirectly 100% owned and controlled by Wan and Xu).

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

In July of 2006, Benda Ebei invested approximately $112,500 for a 75% ownership interest in Beijing Shusai, with the remaining 25% owned by an unrelated PRC individual. Beijing Shusai, a PRC limited liability company, was incorporated on June 15, 2006 and commenced primary operations in July 2006, operating two clinics in Beijing, PRC.

On September 5, 2006, Ever Leader increased its number of authorized shares of common stock from 10,000 to 1,000,000 and effected a 100 to 1 stock split, resulting in Hon (the original sole registered shareholder of Ever Leader holding one share in trust for Xu) receiving 99 additional shares in the Company.

On September 5, 2006, Ever Leader transferred and assigned 711,202 shares of common stock to Xia Pharmaceutical, Inc. (“XIA”), an offshore holding company incorporated in the British Virgin Islands (“BVI”) that is 100% owned and controlled by Wan and Xu.

On September 5, 2006, Ever Leader issued 288,698 shares of common stock to 19 entities (some of whom are considered related parties) at par value. Additionally, Hon transferred and assigned her ownership interest in her 100 shares of Ever Leader to one of these entities.

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are incorporated by reference or included as part of this report:

Exhibit Number	Description

2.1
Articles of Merger between Applied Spectrum Technologies, Inc., a Minnesota corporation, and Applied Spectrum Technologies, Inc., a Delaware corporation, together with the Agreement and Plan of Merger (1)

2.2
Exchange Agreement by and among Applied Spectrum Technologies, Inc. (“Applied Spectrum”); KI Equity Partners, III, LLC (“KI Equity”); Ever Leader Holdings Limited (“Ever Leader”); and each of the equity owners of Ever Leader Shareholders, dated September 7, 2006 *(2)

2.3	Voting Agreement by and among the Ever Leader Shareholders and KI Equity, dated November 15, 2006 (4)

2.4	Escrow Agreement by and among Applied Spectrum, Ever Leader, Keating Securities, LLC and Steele Street State Bank, the escrow agent, dated November 15, 2006 (4)

2.5	Make Good Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

2.6	Make Good Escrow Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

3.1	Certificate of Incorporation of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

3.2	Bylaws of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

4.1	Lock-Up Agreement amongst Applied Spectrum, Keating Securities, LLC, Yiqing Wan, Wei Xu and Moveup Investments Limited (4)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (3)

10.1	Placement Agent Agreement dated October 17, 2006 between Applied Spectrum and Keating Securities, LLC (4)

10.2	Securities Purchase Agreement by and among Applied Spectrum, Ever Leader and the Investor listed on the attached Schedule of Buyers (4)

10.3	Registration Rights Agreement (4)

10.4	Form of Common Stock Purchase Warrant (4)

10.5	Form of Placement Agent Stock Purchase Warrant (4)

10.6	Employment Agreement with Yiqing Wan (4)

10.7	Employment Agreement with Wei Xu (4)

10.8	Employment Agreement with Hui Long (4)

10.9	Employment Agreement with Daping Gu (4)

10.10	Employment Agreement with Ruilu Song (4)

10.11	Employment Agreement with Jingbo Wu (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

32.1
Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

32.2
Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

(1)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2005 and filed on November 22, 2005 (SEC File No. 000-16397).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 2006 and filed on September 7, 2006 (SEC File No. 000-16397).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-17959).

(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006 (SEC File No. 000-16397).

(b)	Reports on Form 8-K.

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

On November 17, 2006, in its Current Report on Form 8-K dated November 15, 2006, the Company reported the closing of exchange agreement described more fully in Note 8 to the financial statements of this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	AUDIT FEES

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was NIL for the fiscal year ended December 31, 2005 and $521,997 for the fiscal year ended December 31, 2006.

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

BENDA PHARMACEUTICAL, INC.

Date: May 4, 2007	By:	/s/ Yiqing Wan
Yiqing Wan
Chief Executive Officer and President, and Director

Date: May 4, 2007	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer Principal Accounting Officer Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on May 4, 2007.

Name	Title	Date

/s/ Yiqing Wan	Chief Executive Officer and	May 4, 2007
Yiqing Wan	President / Director

/s/ John Micek, III	Director	May 4, 2007
John Micek III

/s/ Dr. Q.Y. Ma	Director	May 4, 2007
Dr. Q.Y. Ma

/s/ Eric Yu	Chief Financial Officer and Director	May 4, 2007
Eric Yu