Form 10QSB
period 2007-03-31
Benda Pharmaceutical, Inc.
filed 2007-05-21
CIK 705868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______.

Commission file number 0-16397

BENDA PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2185030
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Changjiang Tower, 23rd Floor No. 1 Minquan Road Wuhan, Hubei Province, PRC
(Address of principal executive offices)	(Zip Code)

+86 (27) 8537-5532
(Registrant’s telephone number, including area code)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2007: 96,964,606 shares of common stock.

BENDA PHARMACEUTICAL, INC.
FINANCIAL STATEMENTS

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition	16

Item 3.	Control and Procedures	22

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

Benda Pharmaceutical Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	March 31	December 31
	2007	2006
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$6,632,601	$1,676,119
Receivables, net	7,616,585	6,661,048
Refundable purchase price paid (Note 5)	5,367,801	5,367,801
Inventories (Note 6)	536,044	701,339
Prepaid expenses and deposits	15,797	4,818
Total current assets	20,168,828	14,411,125
Due from related parties (Note 12)	2,143,427	1,976,815
Property and equipments, net (Note 7)	13,766,129	13,673,067
Intangible assets (Note 8)	1,459,487	1,501,483
Debit Issue Costs (Note 14)	377,657	-
Total Assets	$37,915,528	$31,562,489
Liabilities &Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,618,755	$1,823,030
Various taxes payable	195,724	226,931
Bankloans payable (Note 9)	-	256,492
Wages payable	231,453	145,903
Deferred revenues	874	1,732
Total current liabilities	2,046,806	2,454,088
Long-term convertible promissory notes (Note 14)	15,497	-
Due to related parties (Long-term) (Note 12)	3,111,807	3,034,365
Total liabilities	5,174,109	5,488,454
Minority interest	2,165,578	2,154,356
Shareholders' Equity
Preferred stock, $0.001par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001par value; 150,000,000 shares authorized;
96,964,606 shares issued and outstanding	96,964	96,258
Additional paid in capital (Note 15)	18,945,121	13,099,424
Retained earnings (unrestricted)	7,853,700	7,437,663
Statutory surplus reserve fund (Note 11)	1,869,523	1,869,523
Accumulative other comprehensive income	1,424,132	1,090,408
Shares issuable for services (Noter 15)	-	326,403
Total Shareholders' Equity	30,189,441	23,919,680
Total Liabilities & Shareholders' Equity	$37,529,128	$31,562,489

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical Inc.
Consolidated Statements of Operations (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)

Revenue	$3,029,035	$3,656,776
Cost of Goods Sold	(1,808,902)	(1,887,517)
Gross Profit	1,220,133	1,769,259
Selling Expenses	(88,183)	(140,208)
General and administrative
Amortization	(67,406)	(69,282)
Depreciation	(196,599)	(138,427)
Other general and administrative	(382,470)	(234,163)
Total general and administravive	(646,475)	(441,872)
Research and development	-	-
Total operating expenses	(734,658)	(582,080)
Operating Income	485,475	1,187,179
Interest expenses	(17,585)	(40,218)
Other income (expenses)	(11,088)	(246,770)
Income before minority interest and income taxes	456,802	900,191
Income taxes (Note 13)	-	-
Minority interest	(40,765)	(51,504)
Net Income	$416,037	$848,687
Earnings per share - basic	$0.00	$0.01
Weighted average shares outstanding - basic	96,281,951	64,942,360
Earnings per share - diluted	$0.00	$0.01
Weighted average shares outstanding - diluted	124,099,914	64,942,360

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical Inc.
Consolidated Statements of Cash Flows (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Cash Flows FromOperating Activities
Net Income	$416,037	$848,687

Adjustments to reconcile net income to net cash provided by operating activities:

Bad Debt Provision (Recovery)	(70,986)	108,493
Minority Interest	11,223	61,697
Loss on disposals of fixed assets	12,025	246,819
Depreciation	205,757	181,265
Amortization	67,406	63,999
Amortization on debt issue cost	8,743	-
Interest expense (amortization of debt discount)	15,497	-
Changes in operating assets and liabilities:
Account receivable	(884,551)	(91,351)
Prepaid expenses and deposits	(10,979)	-
Inventories	165,295	(271,113)
Accounts payable and accrued liabilities	(204,275)	559,440
Others payable	84,693	(13,826)
Various taxes payable	(31,208)	(15,319)
Net cash provided by operating activities	(215,323)	1,678,791
Cash Flows From Investing Activities
Purchases of intangible assets	-	(621,400)
Construction in progress	(100,973)	(671,371)
Loans to related parties, net	(166,612)	274
Net cash used in investing activities	(267,585)	(1,292,497)
Cash Flows From Financing Actives
Proceeds of long term debt - promissory note (Note 14)	5,520,000	-
Proceeds and repayments of borrowings under related parties, net	77,442	(200,782)
Proceeds and repayments of borrowings under bank loans, net	(256,492)	(12,057)
Net cash provided by (used in) financing activities	5,340,950	(212,839)
Effect of exchange rate changes on cash	98,441	51,792
Net increase in cash and cash equivalents	4,956,482	225,247
Cash and cash equivalents, beginning of period	1,676,119	308,082
Cash and cash equivalents, end of period	$6,632,601	$533,329
Interest paid	$2,565	$37,832
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

1.  Organization

Benda Pharmaceutical, Inc. is engaged in the business of identifying, discovering, developing, and manufacturing conventional medicines, active pharmaceuticals, bulk chemicals (or pharmaceutical immediates), and Traditional Chinese Medicines (“TCM”) for the treatment of some of the most widespread common ailments and diseases (e.g. common cold, diabetes, and cancer). For the historical development of the organization, it should be read in conjunction with the consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

2.  Basis of Preparation

The unaudited consolidated financial statements of Benda Pharmaceutical Inc.and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

3.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

4.  Significant Accounting Policies and New Pronouncement

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at March 31, 2007 and December 31, 2006.

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

The exchange rates in effect at March 31, 2007 and December 31, 2006 were RMB 1 for $0.12952 and $0.12825, respectively.

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

5.  Refundable Purchase Price Paid

In December 2006, Benda, through its 95% owned subsidiary Benda Ebei, plans to enter into an agreement with the two controlling shareholders of Shenzhen Sibiono GeneTech Co. Ltd. (“SiBiono”) to purchase a total of approximately 58% of the ownership of Sibiono for total cash consideration of approximately Rmb 60 million (approximately $7.7 million). Due to this possible acquisition, Benda, through its subsidiaries Everleader and Benda Ebei, as of December 31, 2006, the Company had advanced RMB 13,027,618.55 (or approximately $1,670,743) to Shenzhen Yuanxing Gene City Development Co., Ltd. and HK$19,419,599.26 (or approximately $2,497,058) to Shenzhen Yuanzheng Investment Development Co., Ltd. as deposits for the pending acquisition of their shares in SiBiono by Benda Since the acquisition was only formally signed on March 31, 2007 and closed until April 5, 2007, the total advanced amount of $4,167,801 was recorded as refundable purchase price paid on December 31, 2006.

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. According to the purchase agreement, Benda Ebei shall pay $1.5 million in total for the acquisition, of which $1.2 million should be paid within 5 business days after execution of the purchase agreement and the balance shall be paid when the Company receives the U.S. FDA approval on product certification in four months upon the signing date of the agreement. The purchase price paid was HK$9,341,220.00 (approximately $1.2 million) and was recorded as Refundable Purchase Price Paid on December 31, 2006 as the deal had not been closed as of March 31, 2007 and is refundable per agreement if the US FDA approval is not obtained.

6.    Inventories

The Company’s inventories at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials	$315,864	$311,064
Packing materials	50,861	80,639
Finished goods	169,320	309,637
Total inventories at cost	536,044	701,339
Less: Reserves	-	-
Total inventories, net	$536,044	$701,339

No reserve for obsolete, slow-moving or non-salable inventory was required at March 31, 2007 and December 31, 2006.

7.  Property and Equipment

The Company’s property and equipment at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Buildings	$2,431,366	$2,227,710
Machinery and equipment	4,766,535	3,941,187
Office equipment	11,378	10,672
Motor Vehicles	35,984	32,971
Cost	7,245,264	6,212,540

Less: Accumulated Depreciation

Buildings	$(931,821)	$(875,351)
Machinery and equipment	(2,009,614)	(1,837,221)
Office equipment	(4,976)	(4,558)
Motor Vehicles	(10,520)	(7,129)
Accumulated Depreciation	(2,956,931)	(2,724,260)

Construction in progress	$9,477,797	$10,184,787

Total property and equipment, net	$13,766,129	$13,673,067

Total depreciation expense allocated to general and administrative expense was $190,698 and $657,382 for quarter ended March 31, 2007 and year ended December 31, 2006.

8.  Intangible Assets

The Company’s intangible assets at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Land-use rights	$1,084,036	$1,068,036
Drugs permits and licenses	1,071,723	1,055,893
Technology formulas	686,448	679,700
Cost	2,842,206	2,803,630

Less: Accumulated amortization
Land-use rights	(162,156)	(150,465)
Drugs permits and licenses	(1,136,536)	(1,085,471)
Technology formulas	(84,027)	(66,210)
Accumulated amortization	(1,382,719)	(1,302,146)
Total intangible assets, net	$1,459,487	$1,501,483

The technology formulas represent the formulas special know how for Yanlong Anti-Cancer Oral Liquid, and the Pharyngitis Killer Therapy. On March 31, 2007, the values of these formulas are $647,592 and $38,856 respectively.

9.  Bank Loans

The Company’s bank loans at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Bank loans due within one year	$-	$256,492
Bank loans due after one year	-	-
Total debt	$-	$256,492

As of December 31, 2006, the Company had one outstanding bank loans which were used primarily to fund construction in progress projects and for general working capital purposes. This loan carried annual interest rates ranging from 5.59% and was guaranteed by an unrelated party and the full amount was repaid in the first quarter of 2007.

Total interest expense paid related to the Company’s outstanding bank loans was $2,565 and $113,458 for the quarter ended March 31, 2007 and year ended December 31, 2006, respectively.

10.  Pension and Employment Liabilities

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

11.  Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Company is required to allocate 15% its profits after taxes at the fiscal year ended, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of March 31, 2007, and December 31, 2006 and 2005, the registered capital of the Company’s PRC subsidiaries was $12,690,184 and $12,017,575 respectively.

12.  Related Party Transactions

Due from related parties at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$486,647	$455,275
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,431,503	1,299,479
Due to Ever Leader Holdings Co. Ltd.	209,087	210,518
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	16,190	11,543
Total due from related parties	$2,143,427	$1,976,815

Due to related parties at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$260,042	$236,205
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,876,255	1,833,358
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	953,256	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	22,254	20,937
	$3,111,807	$3,034,365

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Long-term debts are due on December 31, 2012. Proceeds from the above loans were used primarily for general working capital purposes.

All those related parties incur advances to different companies within the group when those companies have cash flow shortages from time to time, or withdraw funds when those companies have excessive funds in order to inject funds to other companies within the group.

The overall net impact on the relative party transactions was always negative. In other words, the related parties lend money to the companies within the group during the reported period ended at March 31, 2007 and December 31, 2006.

13.  Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the quarter ended March 31, 2007 and 2006 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the quarter ended March 31, 2007 and 2006 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on December 25, 2003 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year.

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

Beijing Shusai does not have taxable income for the quarter ended March 31, 2007 and 2006.

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

As a result of the above tax exemptions, there was no income taxes payable for the Company for the quarter ended March 31, 2007 and year ended December 31, 2006. Had these tax exemptions not been available to the Company, income tax expense would have increased by approximately $250,800 and $424,593 for the quarter ended March 31, 2007 and 2006, respectively.

14.  Long Term Convertible Promissory Note

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

The securities underlying the Notes and Warrants issued to the Investors pursuant to the terms of the Investment Agreement shall be subject to the terms of the Make Good Agreement entered into in connection with the November Financing (the “Make Good Agreement”). The Company further represented to the Investors that the targeted net income of the Company for fiscal year end 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for any non-cash charges associated with this Agreement and the SPA) (the "Performance Threshold"). In the event the Performance Threshold is not attained, then we shall promptly issue, or cause to be issued to the Investors or their designee, a pro rata portion of One Million (1,000,000) shares of Common Stock for every one (1) cent by which the Company’s earnings per share, determined on a fully diluted basis (“Earnings Per Share”) is less than $0.065.

As of March 31, 2007, an amount of $5,520,000 had been received which represented 184 units were subscripted by the investors.

According to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the warrants issued in connection with the convertible promissory notes were accounted for under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Under APB 14, the proceeds received from the lenders are to be allocated to the convertible promissory notes ad the note warrants in proportion to their respective fair value. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 4.5%, expected volatility of 25%, a dividend yield of 0% and a contractual life of 2 years. The fair value of convertible promissory notes and warrants are presented as a component of additional paid-in capital in the shareholders equity. The discount represents the theoretical most beneficial conversion features to the holder of the convertible promissory notes measured at the issuance date of convertible promissory notes.  The discount represents mostly the theoretical beneficial conversion features to the holder of the convertible promissary notes measured at the issuance date of convertible promissory notes.

Keating Investment, LLC acted as the placement agent for the fund raised from the convertible promissory notes and the placement agent fee was 7% for the fund raised.

15.  Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of December 31, 2006, the Company had an aggregate of:

(a)	96,258,411 shares of Common Stock issued and outstanding;

(b)	706,195 shares of Common Stock to be issuable for services for various consultants;

(c)	None shares of Preferred Stock issued and outstanding;

(d)	28,557,936 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;

(e)	None Options issued and outstanding.

As of March 31, 2007, the amount of 706,195 shares of the Company Common Stock ($0.001 par value) were issued to various consultants for services rendered related to the Exchange Transaction and those services rendered by the various consultants were valued at the private placement offering price of the Company Common Stock on November 15, 2006 at $0.4622 per share or total $326,403. Therefore, as of March 31, 2007, the Company has an aggregate of:

(a)	96,964,606 shares of Common Stock issued and outstanding;

(b)	None shares of Preferred Stock issued and outstanding;

(c)	28,557,936 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;

(d)	None Options issued and outstanding.

16.  Commitments and Contingencies

As of March 31, 2007, the Company did not have any significant outstanding commitments or contingent liabilities.

17.  Segment Information

The Company has four core operating segments: Benda Ebei, Jiangling Benda, Yidu Benda and Beijing Shusai. Benda Ebei manufactures injection solutions and other conventional medicines, Jiangling Benda manufactures active pharmaceutical ingredients, Yidu Benda manufactures bulk chemicals and Beijing Shusai operates and distributes Pharyngitis Killer Therapy.

Selected financial information for each of these segments for the quarter ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	Benda Ebei
	2007	2006
	(Unaudited)	(Unaudited)
Revenue from external customers	$2,339,463	$2,373,076
Inter segement revenue	-	-
Segment profit (loss)	$570,446	$845,864

	Three Months Ended March 31,
	Jiangling Benda
	2007	2006
	(Unaudited)	(Unaudited)
Revenue from external customers	$-	$15,404
Inter segement revenue	-	-
Segment profit (loss)	$19,951	$(78,161)

	Three Months Ended March 31,
	Yidu Benda
	2007	2006
	(Unaudited)	(Unaudited)
Revenue from external customers	$684,465	$1,268,296
Inter segement revenue	-	-
Segment profit (loss)	$182,624	$440,782

	Three Months Ended March 31,
	Beijing Shusai
	2007	2006
	(Unaudited)	(Unaudited)
Revenue from external customers	$5,107	$-
Inter segement revenue	-	-
Segment profit (loss)	$(22,241)	$-

	Three Months Ended March 31,
	Total
	2007	2006
	(Unaudited)	(Unaudited)
Revenue from external customers	$3,029,035	$3,656,776
Inter segement revenue	-	-
Segment profit (loss)	$750,780	$1,208,485

There were changes in segment assets, basis of segmentation or the way in which segment profit was measured for the quarter ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	Total
	2007	2006
	(Unaudited)	(Unaudited)
Profit
Total profit for reportable segment	$750,780	$1,208,485
Unallocated amounts:	-	-
Other corporate expense	(293,978)	(308,294)
Total consolidated profit after income taxes	$456,802	$900,191

The major reason for the decrease in the total consolidated profit after income taxes was due to the fact that on January 10, 2007 Yidu Benda received a government order issued by the local government, Yidu Benda plant has to be shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. We expect our Yidu Benda plant to resume production by July 1, 2007.

18.  Basic and Diluted Weighted Average Number of Shares

	March 31	December 31
	2007	2006
	(Unaudited)	(Unaudited)
Basic weighted average number of shares	96,281,951	73,414,057
Assumed exercise of warrants & convertible promissory notes	27,817,963	1,450,226
Diluted weighted average number of shares	124,099,914	74,864,283

19.  Subsequent Events

Except the acquisition of a majority of the shares of Shenzhen SiBiono GeneTech Co., Ltd, the acquisition contract signed on March 31, 2007 and the related financing which will be closed on April 5, 2007, that mentioned in Note 5 (“Refundable Purchase Price Paid”) and Note 14 (“Long Term Convertible Promissory Note”), there is not other material subsequent event.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

The following tables set forth key components of our results of operations for the periods indicated for Benda Pharmaceutical Inc.

	March 31 2007	March 31 2006
	(Unaudited)	(Unaudited)

Revenue	$3,029,035	$3,656,776
Cost of Goods Sold	(1,808,902)	(1,887,517)
Gross Profit	1,220,133	1,769,259
Selling Expenses	(88,183)	(140,208)
General and administravive	(646,475)	(441,872)
Research and development	-	-
Total operating expenses	(734,658)	(582,080)
Operating Income	485,475	1,187,179
Interest expenses	(17,585)	(40,218)
Other income (expenses)	(11,088)	(246,770)
Income before minority interest and income taxes	456,802	900,191
Income taxes	-	-
Minority interest	(40,765)	(51,504)
Net Income	$416,037	$848,687
Earnings per share - basic	$0.00	$0.01
Weighted average shares outstanding - basic	96,281,951	64,942,360
Earnings per share - diluted	$0.00	$0.01
Weighted average shares outstanding - diluted	124,099,914	64,942,360

Net Revenue:

Net revenue decreased $627,741, or 17%, from $3,656,776 in the quarter ended March 31, 2006 to $3,029,035 in the quarter ended March 31, 2007. The major reasons of the changes are stated as follows:

1.
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

2.
On January 10, 2007, Yidu Benda received a government order issued by the local government, it has to be shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. Due to this fact, the net revenue was dropped by $583,831 or 46%. We expect our Yidu Benda plant to resume production by July 1, 2007. Before the resumption of its production, the Company is now moving the production from Yidu Benda to Jiangling Benda so as to minimize the negative impact on sales.

The rise and fall in our product sales in the quarter ended March 31, 2007 and 2006 by subsidiary and by category were as follows:
Subsidiary	Product Category	March 31, 2007	March 31, 2006	Increase / (Decrease) %
		Unaudited	Unaudited

Benda Ebei	Medicines/injection vials	2,339,463	2,373,076	-1%
Jiangling Benda	Active Pharmaceutical Ingredients	-	15,404	-100%
Yidu Benda	Bulk Chemicals	684,465	1,268,296	-46%
Beijing Shusai	Pharynigitis Killer therapy	5,107	-	NA
Total		3,029,035	3,656,776	-17%

Source: Company

Cost of Revenue

Cost of revenue decreased $78,615, or 4% from $1,887,517 in the quarter ended March 31, 2006 to $1,808,902 in the quarter ended March 2007. This was primarily because of the reduction in cost of materials for production. For instance, in the year of 2006, we start co-operate with Sanxia University, College of Chemistry and Life Science for the production of L-methionine and the cost of such material has been reduced thereto.

Gross Profit

Gross Profit decreased $549,126, or 31% from $1,769,259 in the quarter ended March 31, 2006 to $1,220,133 in the quarter ended March 2007 mainly due to the decrease in net revenue.

Selling Expenses:

Selling expenses decreased $52,025, or 37% from $140,208 in the quarter ended March 31, 2006 to $88,183 in the quarter ended March 2007, primarily due to lower distribution costs.

General and Administrative Expenses:

General and administrative expenses increased $204,603 or 46% from $441,872 in the quarter ended March 31, 2006 to $646,475 in the quarter ended March 2007. The increase of these expenses were primarily due to (i) $120,000 was being compensated to investors for the late filing of 10K; (ii) $35,930 was spent for investor relations and filing fees; (iii) $35,095 was spent for the legal fees. The items (ii) and (iii) were only incurred after the Company listed in public since November 15, 2006.

Income from Operations:

Operating income decreased $701,704, or 59% from $1,187,179 in the quarter ended March 31, 2006 to $485,475 in the quarter ended March 2007, was mainly due to the dropped of net revenue caused by the ceased of Yidu Benda’s production and the increase of the expenses of general and administrative. However, if we add back those additional expenses incurred in general and administrative, the operating income of quarter ended March 2007 would be approximately $676,600 approximately $510,679 or 43% lower than the quarter ended March 31, 2006.

Interests Expenses:

Interest expenses decreased $22,633, or 56% from $40,218 in the quarter ended March 31, 2006 to $17,585 in the quarter ended March 31, 2007. This was primarily due to the fact the short-term was fully repaid in the period of the first quarter of 2007

Income Taxes:

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the quarter ended March 31, 2007 and 2006 as Benda did not have reportable taxable income for the periods.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the quarter ended March 31, 2007 and 2006 as Ever Leader did not have reportable taxable income for the periods.

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

Beijing Shusai did not have taxable income for the quarter ended March 31, 2007.

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

As a result of the above tax exemptions, there was no income taxes payable for the Company for the quarter ended March 2007 and 2006. Had these tax exemptions not been available to the Company, income tax expense would have increased by approximately $250,800 and $424,593 for the quarter ended March 31, 2007 and 2006, respectively.

Net Income:

Net income was $416,037 in the quarter ended March 2007, compared to $848,687 in the quarter ended March 2006, a decrease of $432,650, or 51%, was mainly due to the dropped of net revenue caused by the ceased of Yidu Benda’s production and the increase of the expenses of general and administrative.

Minority Interests:

Minority interest accounted for 5% of net profit after income taxes of Benda Ebei, Jiangling Benda and Yidu Benda, and 25% of net profit after incomes taxes of Beijing Shusai for the quarter ended March 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was negative $212,523 in the quarter ended March 2007, compared to $1,678,791 in the quarter ended March 31, 2005, a decrease of $1,894,114 or 113%. This was primarily due to an increase in working capital needs resulting from increased accounts receivable by $975,902 and decreased account payable and accrued liabilities by $763,715.

Net cash used in investing activities was $267,585 in the quarter ended March 31, 2007 compared to $1,292,497 in the quarter ended March 31, 2006, a decrease of $1,024,912 or 79%. This was mainly due to the fact that: (i) the Company purchase a technology formula which was know as Yanlong Anti-Cancer Oral Liquid; and (ii) payment for the Jiangling Benda overhaul in preparation for GMP certification, in the quarter ended March 31, 2006.

Net cash used in investing activities was $5,340,950 in the quarter ended March 31, 2007 compared to negative $212,839 in the quarter ended March 31, 2006, an increase of $5,553,789 or 2,609%. This was primarily due to the financing performed in the quarter ended March 31, 2007.

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

The securities underlying the Notes and Warrants issued to the Investors pursuant to the terms of the Investment Agreement shall be subject to the terms of the Make Good Agreement entered into in connection with the November Financing (the “Make Good Agreement”). The Company further represented to the Investors that the targeted net income of the Company for fiscal year end 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for any non-cash charges associated with this Agreement and the SPA) (the "Performance Threshold"). In the event the Performance Threshold is not attained, then we shall promptly issue, or cause to be issued to the Investors or their designee, a pro rata portion of One Million (1,000,000) shares of Common Stock for every one (1) cent by which the Company’s earnings per share, determined on a fully diluted basis (“Earnings Per Share”) is less than $0.065.

As of March 31, 2007, an amount of $5,520,000 had been received which represented 184 units were subscripted by the investors.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

Pursuant to certain Investment Agreements, on April 5, 2007, we issued to the Buyers a total of 247 Units for $7,410,000 with each Unit consisting of (1) a convertible promissory note (the “Note”) in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share, and (ii) a warrant to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share. Such securities were not registered under the Securities Act of 1933. The issuance of these securities was exempt from registration under Regulation D and Section 4(2) of the Securities Act. We made this determination based on the representations of Buyers, which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that Benda understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)     Reports of Form 8-K

On January 11, 2007, in its Current Report on Form 8-K dated January 9, 2007, the Company reported the change of its certifying accountants.

On February 14, 2007, in its Current Report on Form 8-K dated February 9, 2007, the Company reported the appointment of a Chief Financial Officer and an Amendment to the Bylaws changing the fiscal year end.

On March 1, 2007, in its Current Report on Form 8-K dated February 8, 2007, the Company reported the dismissal of its certifying accountants.

On March 13, 2007, in its Current Report on Form 8-K dated March 7 2007, the Company reported the appointment of its new certifying accountants.

On March 26, 2007, in its Current Report on Form 8-K dated March 20, 2007, the Company reported a change in directors.

On March 27, 2007, in its Current Report on Form 8-K dated March 27, 2007, the Company reported it had entered into negotiations for the acquisition of a PRC company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: May 21, 2007	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors