Form 10QSB
period 2007-06-30
Benda Pharmaceutical, Inc.
filed 2007-08-20
CIK 705868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2007: 99,701,160 shares of common stock.

BENDA PHARMACEUTICAL, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition	22

Item 3.	Controls and Procedures	27

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	June 30	December 31
	2007	2006
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,986,585	$1,676,119
Account receivables, net	6,442,629	6,193,585
Other receivables	636,629	99,733
Refundable purchase price paid (Note 5)	1,195,032	5,367,801
Inventories (Note 6)	2,037,383	701,339
Prepaid expenses and deposits	903,790	372,548
Total current assets	13,202,048	14,411,124
Due from related parties (Note 15)	2,630,010	1,976,815
Long-term loan receivable (Note 15)	131,497	-
Property and equipments, net (Note 7)	21,407,356	13,673,067
Intangible assets, net (Note 8)	5,303,313	1,501,483
Goodwill (Note 9)	7,093,631	-
Restricted cash (Note 10)	1,304,972	-
Debt issue costs (Note 20)	461,931	-
Total Assets	$51,534,758	$31,562,489

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 10)	$836,539	$-
Bank loans payable (current portion) (Note 11)	3,024,422	256,492
Long term debt payable (current portion) (Note 12)	3,816,859	-
Accounts payable and accrued liabilities	1,834,348	1,823,030
Taxes payable	400,405	226,931
Acquisition price payable (Note 9)	1,749,880	-
Wages payable	431,849	145,903
Deferred revenues	-	1,732
Total current liabilities	12,094,302	2,454,088
Long term debt payable (long term portion) (Note 12)	407,639	-
Long-term convertible promissory notes (Note 20)	960,985	-
Due to related parties (Long-term) (Note 15)	2,971,038	3,034,365
Total liabilities	16,433,964	5,488,454
Minority interest	3,462,087	2,154,356
Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 16)	7,378,416	-
Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
96,964,606 shares issued and outstanding as of 6/30/2007;
96,258,411 shares issued and outstanding as of 12/31/2006	96,964	96,258
Additional paid in capital (Note 21)	20,985,121	13,099,424
Retained earnings (unrestricted)	(1,044,206)	7,437,663
Statutory surplus reserve fund (Note 14)	1,869,523	1,869,523
Accumulative other comprehensive income	1,848,888	1,090,408
Shares issuable for acquisition and services	504,000	326,403
Total Shareholders' Equity	24,260,291	23,919,680
Total Liabilities & Shareholders' Equity	$51,534,758	$31,562,489

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$8,236,852	$7,638,628	$5,207,817	$3,981,852
Cost of goods sold	(4,293,280)	(4,137,171)	(2,484,378)	(2,249,654)
Gross profit	3,943,572	3,501,457	2,723,439	1,732,198
Selling expenses	(344,886)	(279,519)	(256,703)	(139,311)
General and administrative expenses
Amortization of intangible assets	(202,746)	(133,645)	(135,340)	(64,363)
Amortization of debt issue costs	(67,269)	-	(58,526)	-
Depreciation	(355,231)	(277,514)	(158,632)	(139,087)
Bad debts	(776,859)	(971,506)	(847,845)	(863,013)
Director remuneration	(33,945)	-	(33,945)	-
Penalty to investors	(120,000)	-	-	-
Finder Fees	(239,963)	-	(239,963)	-
Cash bonus	(173,400)	-	(173,400)	-
Consulting and professional fees (Note 16)	(7,882,416)	-	(7,882,416)	-
Other general and administrative expenses (Note 17)	(974,139)	(276,361)	(649,426)	(150,691)
Total general and administrative expenses	(10,825,968)	(1,659,026)	(10,179,493)	(1,217,154)
Research and development expenses	(97,119)	(6,231)	(97,119)	(6,231)
Total operating expenses	(11,267,973)	(1,944,776)	(10,533,315)	(1,362,696)
Operating income / (loss)	(7,324,401)	1,556,681	(7,809,876)	369,502
Interest expense	(1,066,406)	(79,237)	(1,048,821)	(39,019)
Other income (expenses)	90,158	(246,390)	101,246	380
Government subsidies / grants (Note 18)	273,115	-	273,115	-
Income / (loss) before minority interest and income taxes	(8,027,534)	1,231,054	(8,484,336)	330,863
Income taxes (Note 19)	-	-	-	-
Minority interest	(454,335)	(77,608)	(413,570)	(26,104)
Net income / (loss)	$(8,481,869)	$1,153,446	$(8,897,906)	$304,759
Earnings / (loss) per share - basic	$(0.09)	$0.02	$(0.09)	$0.00
Weighted average shares outstanding - basic	96,625,164	70,240,401	96,625,164	70,240,401
Earnings / (loss) per share - diluted	$(0.09)	$0.02	$(0.09)	$0.00
Weighted average shares outstanding - diluted	128,465,870	70,240,401	128,465,870	70,240,401

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(8,481,869)	$1,153,446
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Redeemable common stock issuable for services (Note 16)	7,882,416	-
Bad Debt provision	776,859	971,506
Minority interest	454,335	77,608
Loss on disposals of fixed assets	14,931	247,494
Depreciation	512,370	375,081
Amortization of intangible assets	202,746	133,645
Amortization of debt issue costs (Note 20)	67,269	-
Interest expense (amortization of debt discount) (Note 20)	960,985	-
Changes in operating assets and liabilities:
Account receivables	(451,147)	(913,977)
Other receivables	(164,133)	(7,825)
Prepaid expenses and deposits	(374,486)	194,495
Inventories	(611,943)	(468,716)
Accounts payable and accrued liabilities	(377,837)	247,394
Others payable	(18,329)	(4,262)
Taxes payable	(143,156)	(109,976)
Net cash provided by operating activities	249,010	1,895,913
Cash Flows From Investing Activities
Acquisition cost paid	(1,532,159)	-
Purchases of property and equipment	(1,277,234)	(237,043)
Purchases of intangible assets	(1,972,500)	(660,486)
Construction in progress	(787,882)	(643,972)
Loans to related parties, net	(646,127)	(18,957)
Net cash used in investing activities	(6,215,903)	(1,560,459)
Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 20)	7,030,800	-
Proceeds and repayments of borrowings under related parties, net	(63,327)	(55,851)
Proceeds and repayments of borrowings under government debts payable, net	(273,115)	-
Proceeds and repayments of borrowings under bank loans, net	(451,574)	(54,994)
Net cash provided by (used in) financing activities	6,242,784	(110,845)
Effect of exchange rate changes on cash	34,575	55,701
Net increase in cash and cash equivalents	310,466	280,310
Cash and cash equivalents, beginning of period	1,676,119	308,082
Cash and cash equivalents, end of period	$1,986,585	$588,392
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$123,584	$75,875
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
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

On April 5, 2007, Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda Ebei”), of which Ever Leader Group Limited a wholly owned subsidiary of Benda Pharmaceutical, Inc. (“Benda”) and owns 95% of Benda Ebei’s outstanding common stock, has entered into Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb60 million or approximately $7.88 million due and payable on or before April 30, 2007.

On June 11, 2007, Benda, through its subsidiary Benda Ebei, entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for the total consideration of Rmb2,560,000 or approximately $0.34 due and payable on or before June 30, 2007.

2.	Basis of Preparation

The unaudited consolidated financial statements of Benda Pharmaceutical Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, dated on May 4, 2007. These interim financial statements should be read in conjunction with that report.

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

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

Buildings	20-30years
Machinery and equipment	10-15 years
Motor Vehicles	5 years
Electronics and office equipment	5 years

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

Impairment of Long-Lived Assets
The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at June 30, 2007 and 2006.

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

Concentration of Credit Risk
A significant portion of the Company's cash at quarter ended June 30, 2007 and 2006 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the reporting periods, in the six months and three months ended June 30, 2007 and 2006:

	SIX MONTHS ENDED June 30,				THREE MONTHS ENDED June 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$8,236,852%		$7,638,628%		$5,207,817%		$3,981,852%

Individual customer's revenue
Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,854,228	23%	1,549,453	20%	1,166,225	22%	718,706	18%
Jiangxi Huiren Pharmaceutical Co. Ltd.	1,354,460	16%	1,169,501	15%	1,100,517	21%	633,208	16%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,231,284	15%	1,132,992	15%	692,851	13%	480,267	12%
Shenyang Pharmaceutical Co. Ltd.	1,129,144	14%	962,726	13%	681,995	13%	615,048	15%
Guangdong Shaoqing Xinghu Technology Development Co. Ltd.	109,976	1%	734,002	10%	-	0%	387,281	10%
Shenzhen Sailede Bio-Tech. Development Co. Ltd.	$95,409	1%	$653,456	9%	$-	0%	$323,054	8%

Account receivable, gross	$7,286,772%		$4,975,613%		$7,286,772%		$4,975,613%

Individual customer's account receivable gross balance
Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,372,259	19%	397,184	8%	1,372,259	19%	397,184	8%
Jiangxi Huiren Pharmaceutical Co. Ltd.	1,551,073	21%	586,922	12%	1,551,073	21%	586,922	12%
Shenzhen Huihua Pharmaceutical Co. Ltd.	543,612	7%	773,052	16%	543,612	7%	773,052	16%
Shenyang Pharmaceutical Co. Ltd.	595,254	8%	530,722	11%	595,254	8%	530,722	11%
Guangdong Shaoqing Xinghu Technology Development Co. Ltd.	799,488	11%	534,195	11%	799,488	11%	534,195	11%
Shenzhen Sailede Bio-Tech. Development Co. Ltd.	$341,874	5%	$215,725	4%	$341,874	5%	$215,725	4%

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

The exchange rates in effect at June 30, 2007 and 2006 were stated as follows: (for RMB 1.00):

	June 30,	June 30,
	2007	2006
Fixed rate	$0.1350	$0.1252
Average rate	$0.1297	$0.1246

In the six months and three months ended June 30, 2007, the foreign exchange losses were $13,467 and $23,327, respectively.

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

In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159"). FASB 159 permits entities to measure financial instruments and certain other items at fair value that are not currently measured at fair value. We are currently evaluating the impact of the adoption of SFAS 159 will have, if any, on our financial statements.

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

Interim Financial Information
The unaudited balance sheets, the unaudited statements of income and cash flows have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows, have been included in the interim periods reported. Readers of these financial statements should note that the interim results are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

5.	Refundable Purchase Price Paid

As of December 31, 2006, a total amount of approximately $4.2 million was paid as a part of the total consideration to the shareholders of SiBiono, Shenzhen Yuanxing Gene City Development Co., Ltd. and Shenzhen Yuanzheng Investment Development Co., Ltd., for acquiring 57.57% of the ownership of SiBiono. With the effective of this acquisition, dated on April 1, 2007, the deposit amount paid approximately $4.2 million was reallocated from the refundable purchase price paid to the investment in subsidiaries and eliminate against the total equity when preparing the consolidated financial statements as of quarter ended June 30, 2007.

On, December 7, 2006, Benda Ebei paid approximately $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As of quarter ended June 30, 2007, the deal has not been closed as the product certificate still not received from United States of America FDA and the amount paid is refundable per agreement if such approval is not obtained.

6.	Inventories

The Company’s inventories at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$1,108,091	$311,064
Packing materials	61,084	80,639
Other materials / supplies	75,333	-
Finished goods	434,545	309,637
Work-in-progress	4,095,177	-
Total inventories at cost	5,774,231	701,339

Less: Reserves on work-in-progress	(3,736,848)	-
Total inventories, net	$2,037,383	$701,339

No reserve for obsolete, slow-moving or non-salable inventory were required at year ended December 31, 2006, and an amount $3,736,848 was made a reserve on work-in-progress at quarter ended June 30, 2007.

7.	Property and Equipment

The Company’s property and equipment at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Buildings	$2,743,121	$2,227,710
Machinery and equipment	7,467,815	3,941,187
Office equipment	123,752	10,672
Motor Vehicles	191,777	32,971
Cost	10,526,465	6,212,540

Less: Accumulated Depreciation

Buildings	$(1,039,240)	$(875,351)
Machinery and equipment	(3,186,207)	(1,837,221)
Office equipment	(111,133)	(4,558)
Motor Vehicles	(157,503)	(7,129)
Accumulated Depreciation	(4,494,084)	(2,724,260)
Construction in progress	$15,374,975	$10,184,787
Total property and equipment, net	$21,407,356	$13,673,067

Total depreciation expense allocated to general and administrative expense was $355,139 and $657,382 for quarter ended June 30, 2007 and year ended December 31, 2006.

8.	Intangible Assets

The Company’s intangible assets at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Land-use rights	$2,319,556	$1,068,036
Drugs permits and licenses	2,237,892	1,055,893
Technology formulas	696,932	679,700
Patent	2,622,239	2,803,630
Cost	7,876,619	2,803,630

Less: Accumulated amortization
Land-use rights	(205,021)	(150,465)
Drugs permits and licenses	(1,194,806)	(1,085,471)
Technology formulas	(102,732)	(66,210)
Patent	(1,070,748)	(1,302,146)
Accumulated amortization	(2,573,306)	(1,302,146)

Total intangible assets, net	$5,303,313	$1,501,483

As of June 30, 2007, the cost of intangible assets was increased by $5,072,989 which was mainly composed of the followings:

a)
Due to the acquisition of SiBiono, two items were included: (1) patent, the innovation and research results of Genedicine, with cost $2,622,239; (2) land use right with a total area 20,574 square meters, with cost $379,729

b)
Benda Ebei purchased a land use right with total purchase cost Rmb9.9 million or approximately $1.3 million. During the quarter ended as of June 30, 2007, an amount Rmb6 million or approximately $0.8 million was paid.

Benda Ebei purchased a license for a new drug, which is a kind of anti-virus product in nature with total purchase cost Rmb10 million or approximately $1.32 million. During the quarter ended as of June 30, 2007, an amount Rmb9 million or approximately $1.18 million was paid.

9.	Goodwill and Acquisition Cost Payable

FASB 141 requires all acquisitions must be accounted for by allocating the acquisition consideration to the assets acquired based upon the fair market value of those assets. Consideration value that cannot be allocated to the acquired assets must be assigned to goodwill. In addition, it also requires eliminating the pooling treatment and eliminating the amortization of goodwill. FASB 142 requires that a company carrying goodwill on its books must revalue the assets acquired in a business combination. It there is an overall decline in the value of the acquired assets, then earlier booked goodwill is deemed “impaired” and must be written down. FASB 142 requires a two step impairment test. The fair value of a reporting unit is first compared to its carrying value, including goodwill. Then the implied fair value of the goodwill is compared to the carrying value of the goodwill. If the fair value is lower, it is considered to be impaired.

As of June 30, 2007, there was an amount approximately $7 million was recorded as goodwill. Since SiBiono was turned to profitable in the six months ended June 30, 2007, therefore no impairment would be provided.

As of June 30, 2007, an accumulated amount, approximately Rmb49.25 million or approximately $6.47 million was paid and leaving a balance approximately $1.75 million as acquisition cost payable.

10.	Other Assets - Restricted Cash and Bank Indebtedness

Restricted cash and bank indebtedness were recorded due to the fact that restricted cash was obtained from the various government technology agencies as long term debt payable (see note 12 for the related details) and it could only be dedicated to the related project’s research and development activities and purchase of fixed assets and construction in progress, therefore the cash balances for that part would be classified as restricted cash. Therefore, due to this reason, the company relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,304,972 as of quarter ended June 30, 2007.

However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, thus bank indebtedness were resulted with an amount $836,539 as of June 30, 2007.

11.	Bank Loans Payable

The Company’s bank loans at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Bank loans due within one year	$3,024,422	$256,492
Bank loans due after one year	-	-
Total debt	$3,024,422	$256,492

At December 31, 2006, the Company had one outstanding bank loans with an amount $256,492 which was used primarily to fund construction in progress projects and for general working capital purposes and this loan had been settled as of quarter ended June 30, 2007.

At June 30, 2007, the Company’s subsidiary, Sibiono, had one outstanding bank loan with an amount $3,024,422 which was used primarily to fund construction in progress projects and for general working capital purposes. This loan carries annual interest rate of 6.34% and payable monthly on the 20th day of each month with maturity in 3 years, starting from April 30, 2005 and matures on April 29, 2008. This loan is considered as a term loan and is not revolving or renewable. This loan is personal guaranteed by Zhaohui Peng, the Chairman and a shareholder of SiBiono.

Total interest expense paid related to the Company’s outstanding bank loans was $51,505 and $48,941 in the six months and three months ended June 30, 2007 respectively.

12.	Long Term Debt Payable

At June 30, 2007, loan term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Bank loans due within one year	$3,816,859	$-
Bank loans due after one year	407,639	-
Total debt	$4,224,498	$-

Even though there were $3,816,859 long term debt payable due within one year as of quarter ended June 30, 2007, because of its non-repayable feature (except the one formed with 3 Nanshan District Technology Funds dated on August 8, 2005. The remaining balance of this debt payable was Rmb2,000,000 or $256,500 and due on August 8, 2006. However, the company has obtained the consent from the 3 Nanshan District Technology Funds for delaying the payment till August 31, 2007), the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed on or before the end of the third quarter of 2007.

During the reporting period ended June 30, 2007, an amount of Rmb2,100,000 or $273,115 of long term debt payable was discharged and recorded as government subsidies, (see note 18 for the related details).

13.	Pension and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to maintain a welfare plan for all of its employees who are residents of the PRC. Based on the wages payable and according to the labor law of the PRC, the Company accrues 14%, 2%, and 1.5% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively.

14.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Company is required to allocate 15% its profits after taxes at the fiscal year ended, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of June 30, 2007, and December 31, 2006, the registered capital of the Company’s PRC subsidiaries was $20,206,617 and $12,017,575 respectively.

15.	Related Party Transactions and Long Term Loan Receivable

 Due from related parties at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31,2006
	(Unaudited)
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$828,793	$455,275
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,458,644	1,299,479
Due to Ever Leader Holdings Co. Ltd.	208,997	210,518
Hua Xu
Due to Ever Leader Holdings Co. Ltd.	49,956	-
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	164	-
Hui Xu
Due to Ever Leader Holdings Co. Ltd.	49,956	-
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	4,875	-
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	1,818	-
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	26,806	11,543
Total due from related parties	$2,630,010	$1,976,815

Due to related parties at June 30, 2007 and December 31, 2006 were comprised as follows:

	June 30, 2007	December 31,2006
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$137,772	$236,205
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,805,087	1,833,358
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	967,815	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	60,363	20,937
	$2,971,038	$3,034,365

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Long-term debts are due on December 31, 2012. Proceeds from the above loans were used primarily for general working capital purposes.

At June 30, 2007, there was a long term loan receivable, with an amount $131,497 which was advanced to Hua Shen, Deputy General Manager of Sales of SiBiono, for the promotion, marketing, and conference activities. This advance for the related parties is unsecured, non-interest bearing and the repayment period would be 18 months, and starting date was December 29, 2006. This was under the normal course of business and those expenses would be settled in due course.

16.	Redeemable Common Stock Issuable For Services

On April 5, 2007, Benda Ebei entered into Equity Transfer Agreements with certain shareholders of SiBiono to purchase a total of approximately 57.57% of the shares of SiBiono’s common stock for total consideration of RMB60,000,000 due and payable on or before April 30, 2007.

On June 11, 2007, Benda Ebei entered into additional Equity Transfer Agreements with Yaojin Wang (“Wang”) and Huimin Zhang “(Zhang”), also shareholders of SiBiono, for the purchase of an additional 2.56% of the shares of SiBiono’s common stock for total consideration of RMB2,560,000 due and payable on or before June 30, 2007.

In connection with the above Equity Transfer Agreements, Benda Pharmaceutical, Inc. (the “Company”) entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”) and Technical Consultancy Agreements with Wang and Zhang for financial and technical consultancy services to be rendered. Pursuant to the Financial and Technical Consultancy Agreements (the “Agreements”), the Company agreed to issue an aggregate of 2,189,560 shares of its common stock to Super Pioneer, Wang and Zhang within three months from the date of the Agreements. Super Pioneer, Wang and Zang also agreed to refrain from selling shares of the Company’s common stock for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from expiration of the Lock-up Period, in the event that the public trading price of the Company’s common stock has not reach $3.60 per share and the Company’s common stock has not been listed on either the NASDAQ or AMEX stock exchanges, Super Pioneer, Wang, and Zang will have the option to require the Company to redeem an aggregate 2,049,560 shares of the Company’s common stock owned by Super Pioneer, Wang, and Zhang at a price of $3.60 per share.

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring the Company to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Company do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share, outside of permanent equity at June 30, 2007.

17.	Other general and administrative

In the six months ended 30, June 2007, the amount of other general and administrative expenses was $974,139 and mainly composed of the following events:
a)	$198,710 was incurred for the audit services fee;
b)	$14,853 was incurred for advertisement expense;
c)	$18,739 was incurred for postage, courier and printing expenses;
d)	$80,677 was incurred for legal fee;
e)	$142,079 was incurred for office expenses;
f)	$224,600 was incurred for salary and wages;
g)	$20,150 was incurred for conference expenses;
h)	$35,000 was incurred for consultation services fee;
i)	$28,744 was incurred for rental and utilities;
j)	$65,853 was incurred for filing, investor relationship activities expenses;
k)	$83,757 was incurred for travel and transportation expenses.

In the six months ended 30, June 2006, the amount of other general and administrative expenses was $276,361 and mainly composed of the following events:
a)	$58,397 was incurred for audit services fee;
b)	$54,043 was incurred for office expenses;
c)	$93,187 was incurred for salary and wages;
d)	$8,010 was incurred for rental and utilities;
e)	$32,144 was incurred for travel and transportation expenses.

18.	Government Subsidies / Grants

As mentioned in the note 12, long term debt payable, various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable. According to the technology fund agreements, the various government technology agencies will examine the results of research and development according to the status of the projects. Once the examination is taken place, the obligation of a particular debt payable is discharge accordingly.

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the reporting period, in the six months ended June 30, 2007, an amount of Rmb2,100,000 or $273,115 was recognized as government subsidies / grants and the corresponding debt payable was discharged.

19.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the six months and three months ended June 30, 2007 and 2006 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the six months and three months ended June 30, 2007 and 2006 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei, starting from November 4, 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year,

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from November 4, 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

Beijing Shusai did not have taxable income for the six months and three months ended June 30, 2007 and 2006.

The Company expects that some of these exemption periods will expire in November 2007, after which Benda Ebei, Jiangling Benda and Yidu Benda can be expected to an average 16.5% tax rate. The remaining tax holidays will expire on November 2010, thereafter these operating companies will be subject to the regular 33% tax rate on corporate profits.

According to the taxation regulations of Shenzhen, a Special Economic District of PRC, SiBiono is subject to the full income tax rate of 15% on taxable income. The net losses for the previous year can be carried forward for a maximum period of five years. If the company is approved and recognized as high-tech company, the company can enjoy three years of 50% of the full tax rate with an extension for the coming next three years. Therefore, there was no provision for income taxes made for the quarter ended June 30, 2007. SiBiono also plans to apply for the PRC enterprise tax exemption for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years in the near future.

As a result of the above tax exemptions, there was no income taxes payable for the Company for the six months and three months ended June 30, 2007 and 2006. Had these tax exemptions not been available to the Company, income tax expense would have increased by approximately $547,000, $624,000, $296,000 and $213,000 for the six months and three months ended June 30, 2007 and 2006, respectively.

20.	Long Term Convertible Promissory Note

In March and April of 2007, the Company entered into Investment Agreements (“Agreements”) with certain accredited and institutional investors (“Investors”) pursuant to which the Investors purchased from the Company a total of 252 Units (“Units”), resulting in aggregate gross proceeds to the Company $7,560,000, with each Unit consisting of: (i) a Convertible Promissory Note (“Note”) in the principal amount of $30,000 and convertible into 54,087 shares of the Company's common stock; and (ii) a Common Stock Warrant (“Warrant”) to acquire 54,087 shares of the Company’s common stock at an exercise price of $0.555 per share and expiring on November 14, 2011. The Notes are immediately convertible at the option of each Investor, bear interest at a rate of 4% per annum, and mature on March 28, 2009. At June 30, 2007, the aggregate $7,560,000 principal balance of the notes remained outstanding and during the three and six months ended June 30, 2007, the Company recorded $72,079 of interest expense related to the Notes.

The Company has accounted for the Warrants issued in conjunction with the Notes in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the Warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 4.63%, (ii) a contractual life of 4.6 years, (iii) an expected volatility of 25%, and (iv) a dividend yield of zero. The relative fair value of the Warrants, based on an allocation of the value of the Notes and the value of the Warrants issued in conjunction with the Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $5,174,911, and is being amortized to interest expense over the expected term of the Notes.

Additionally, the difference between the effective conversion price of the Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Notes, resulted in a beneficial conversion feature of $2,385,089 (capped at the $7,560,000 of gross proceeds raised less the previously calculated $5,174,911 debt discount associated with Warrants issued in conjunction with the Notes) and was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. This beneficial conversion feature was recorded as an additional debt discount (with a corresponding increase to additional paid-in capital) and is being amortized to interest expense over the expected term of the Notes.

During the three and six months ended June 30, 2007, the Company recorded $945,488 and $960,985, respectively, in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Company also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Company as debt issue costs and is being amortized over expected term of the Notes. For the three and six months ended June 30, 2007, the Company recorded $58,526 and $67,269, respectively, in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Company executed in November of 2006 (the “Make Good Agreement”). The Company further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”). In the event the Performance Threshold is not attained, the Company is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Company’s common stock for every one (1) cent by which the Company’s earnings per share, determined on a fully diluted basis, is less than $0.065.

The Company is also required to register for resale: (i) the shares of common stock underlying the Notes; and (ii) 150% of the shares of common stock underlying the Warrants, on a registration statement to be filed with the Securities and Exchange Commission (“Registration Statement”) and such Registration Statement is required to be declared effective by August 15, 2007 (the “Effectiveness Deadline”). If the Registration Statement does not become effective by the Effectiveness Deadline, or if the Company fails to maintain the effectiveness of the Registration Statement, for any reason, the Company is required to pay the Investors in cash an amount equal to 1% of the purchase price of each Unit held by the Investors on such Effectiveness Deadline or the first day of such failure to maintain the Registration Period, as applicable, and for every 30 day period (or part) thereafter, in each case until cured (“Registration Delay Payments”), provided that the Registration Delay Payments will not exceed 10% of the purchase price of the Units. In the event that the Registration Delay Payments are not made in a timely manner, such Registration Delay Payments will bear interest at a rate of 1.5% per month until paid in full.

21.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

At December 31, 2006, the Company had an aggregate of:
(a)	None shares of Preferred Stock issued and outstanding;
(b)	96,258,411 shares of Common Stock issued and outstanding, par value $0.001 each;
(c)	The balance of additional paid-in capital was $13,099,424, see the Consolidated Statements of Changes in Stockholders’ Equity for the details;
(d)
706,195 shares of Common Stock to be issuable for services rendered related to the Exchange Transaction and those services rendered by the various consultants were valued at the private placement offering price of the Company Common Stock on November 15, 2006 at $0.4622 per share or total $326,403;

(e)	28,557,936 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;
(f)	None Options issued and outstanding.

At March 31, 2007, the amount of 706,195 shares of the Company Common Stock ($0.001 par value) were issued to various consultants for services rendered as mentioned in above (d) Therefore, at June 30, 2007, the Company has an aggregate of:
(a)	None shares of Preferred Stock issued and outstanding;
(b)
96,964,606 shares of Common Stock issued and outstanding, par value $0.001 each, whereas 706 shares of common stock was recorded as the issuance of 706,195 shares to various consultants at par value $0.001 each;

(c)
The balance of additional paid-in capital was $20,985,121, whereas $7,560,000 was received from the issuance of convertible promissory note, see note 20 for details; $325,697 was recorded as additional paid-in capital for the issuance of 706,195 shares to various consultants;

(d)	28,557,936 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding;
(e)	None Options issued and outstanding.

22.	Commitments and Contingencies

A legal litigation was outstanding on September 22, 2006 in SiBiono. The litigation was about a purchase of an equipment by the company with the total contract amount of Rmb1,730,000 or approximately $217,236. According to the judicial decision of the People’s Court (Junior) of Lian Yun District of Lian Yun City, PRC dated on April 20, 2007, since the company had already paid the initial deposit, thus the company should compensate the supplier with an amount of Rmb398,625 or approximately $50,055. The company appealed the case to the People’s Court (Senior) of Lian Yun District of Lian Yun City, PRC dated on May 18, 2007. The case is still under first appeal process.

As of reporting periods at June 30 2007 and December 31, 2006, there was an operating lease commitment and the amount for the respective periods are stated as follows;

	June 30, 2007	December 31, 2006
	(Unaudited)
Operating Lease
Rental and Property Management Fee
Within one year	$26,979	$-
One to two year	16,210	-
Total commitments payable	$43,189	$-

23.	Segment Information

The Company has five core operating segments: Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and SiBiono. Benda Ebei manufactures injection solutions and other conventional medicines, Jiangling Benda manufactures active pharmaceutical ingredients, Yidu Benda manufactures bulk chemicals and Beijing Shusai operates and distributes Pharyngitis Killer Therapy, SiBiono is a gene therapy company dedicated to the development, manufacturing and commercialization of gene therapy products.

Selected financial information for each of these segments for the six months and three months ended June 30, 2007 and 2006 were as follows:

	SIX MONTHS ENDED June 30,		THREE MONTHS ENDED June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	Benda Ebei
Products produced	2007	2006	2007	2006
Conventional medicines/injection vials
Revenue from external customers	$6,030,722	$4,861,374	$3,691,259	$2,488,298
Intersegement revenue	-	-	-	-
Segment profit (loss)	1,181,666	1,043,350	611,220	197,486

Total assets, segment	$23,947,450	$9,270,845	$23,947,450	$9,270,845

	Jiangling Benda
Products produced	2007	2006	2007	2006
Active pharmaceutical ingredients
Revenue from external customers	$-	$15,446	$-	$42
Intersegement revenue	-	-	-	-
Segment profit (loss)	(21,611)	(308,286)	(41,562)	(230,125)

Total assets, segment	$4,891,813	$3,643,914	$4,891,813	$3,643,914

	Yidu Benda
Products produced	2007	2006	2007	2006
Bulk chemicals
Revenue from external customers	$698,519	$2,761,808	$14,054	$1,493,512
Intersegement revenue	-	-	-	-
Segment profit (loss)	(475,236)	927,771	(657,860)	486,989

Total assets, segment	$8,424,467	$7,154,584	$8,424,467	$7,154,584

	Beijing Shusai
Products produced	2007	2006	2007	2006
Pharynigitis killer therapy
Revenue from external customers	$23,053	$-	$17,946	$-
Intersegement revenue	-	-	-	-
Segment profit (loss)	(52,264)	(24,035)	(30,023)	(24,035)

Total assets, segment	$117,492	$112,318	$117,492	$112,318

	SiBiono
Products produced:	2007	2006	2007	2006
Genedicin (Ad-p53)
Revenue from external customers	$1,484,558	$-	$1,484,558	$-
Intersegement revenue	-	-	-	-
Segment profit (loss)	683,379	-	683,379	-

Total assets, segment	$11,891,466	$-	$11,891,466	$-

	TOTAL
	SIX MONTHS ENDED June 30,		THREE MONTHS ENDED June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	$8,236,852	$7,638,628	$5,207,817	$3,981,852
Intersegement revenue	-	-	-	-
Segment profit (loss)	1,315,934	1,638,800	565,154	430,315

Total assets, segment	$49,272,688	$20,181,660	$49,272,688	$20,181,660

The results of the consolidated net profit before income taxes for the reporting periods are as follows:

The results of the consolidated net profit before income taxes for the reporting periods are as follows:

	TOTAL
	SIX MONTHS ENDED June 30,		THREE MONTHS ENDED June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Profit
Total profit for reportable segment	$1,315,934	$1,638,800	$565,154	$430,315
Unallocated amounts:	-	-	-	-
Other corporate expense	(9,343,468)	(407,746)	(9,049,490)	(99,452)

Total consolidated profit before income taxes	(8,027,534)	1,231,054	(8,484,336)	330,863

Total assets	$51,534,758	$20,261,967	$51,534,758	$20,261,967

The other corporate expense was $9,343,468 in the six months ended June 30, 2007 and they were composed of the following events:
a)	$67,269 was incurred for the amortization expense of the placement agent commission related to debt issue costs, see not 20 for details;
b)
$960,958 was incurred for the interest expense related to the amortization of debt discount associated with the Warrants and debt discount associated with the beneficial conversion feature, see note 20 for details;

c)	$72,079 was incurred for the interest expense of the convertible promissory notes, 4% per annum, see note 20 for details;
d)	$7,882,416 was incurred for the consultant and professional fees, see the note 16 for details;
e)	$198,710 was incurred for the audit services fee;
f)	$173,400 was incurred for cash bonus;
g)	$120,000 was incurred for registration statement late filing penalty;
h)	$35,000 was incurred for the consultation services fee.

The other corporate expense was $407,746 in the six months ended June 30, 2006 and they were composed of the following events:
a)	$58,148 was incurred for audit services;
b)	$20,484 was incurred for foreign exchange losses;
c)	$247,494 was incurred for loss on disposals of fixed assets;
d)	$79,237 was incurred for interest expenses.

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the reporting periods, in the six months ended and three months ended of 2007 and 2006:

	SIX MONTHS ENDED June 30,		THREE MONTHS ENDED June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total assets, segment	$49,272,688	$20,181,660	$49,272,688	$20,181,660

Total assets of corporate:
Cash and cash equivalent	648,313	80,307	648,313	80,307
Prepaid expesnes and deposit	2,716	-	2,716	-
Refundable purchase price paid	1,195,032	-	1,195,032	-
Debit issue costs:			-
placement agent commission	461,931	-	461,931	-
Accumulative other comprehensive income	(45,922)	-	(45,922)	-

Total assets	$51,534,758	$20,261,967	$51,534,758	$20,261,967

24.	Subsequent Events

Jiangling Benda, reopened and began production of one of its primary products, Ribose, on August 10, 2007. Jiangling Benda was closed while the plant underwent an upgrade to meet GMP certification standards. Jiangling Benda expects to receive its GMP certification during the month of September; however, on August 10, 2007, the plant began production of Ribose which does not require GMP certification.

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

Results of Operations

Six months ended June 30, 2007 Compared to Six months ended June 30, 2006

The following table provides key components of our operational results for the periods ended June 30 for Benda Pharmaceutical, Inc.

	SIX MONTHS ENDED June 30
	2007	2006
	(Unaudited)	(Unaudited)

Revenue	$8,236,852	$7,638,628
Cost of goods sold	(4,293,280)	(4,137,171)
Gross profit	3,943,572	3,501,457

Selling expenses	(344,886)	(279,519)

General and administravive expenses	(10,825,968)	(1,659,026)
Research and development expenses	(97,119)	(6,231)
Total operating expenses	(11,267,973)	(1,944,776)
Operating income / (loss)	(7,324,401)	1,556,681

Interest expenses	(1,066,406)	(79,237)
Other income (expenses)	90,158	(246,390)
Government subsidies / grants	273,115	-
Income / (loss) before minority interest and income taxes	(8,027,534)	1,231,054
Income taxes	-	-
Minority interest	(454,335)	(77,608)
Net Income / (loss)	$(8,481,869)	$1,153,446
Earnings / (loss) per share - basic	$(0.09)	$0.02
Weighted average shares outstanding - basic	96,625,164	70,240,401
Earnings / (loss) per share - diluted	$(0.09)	$0.02
Weighted average shares outstanding - diluted	128,465,870	70,240,401

Net Revenue:
Net revenue increased $600K or 8% to $8.2 MM in H1 2007, from $7.6 MM in H1 2006. Increase in revenue is contributed to the following factors,

1.
Benda’s subsidiary, Ebei Benda’s net revenue increased $1.17 MM or 24% to $6.0 MM in H1 2007 from $4.86 MM in H1 2006, it was due to new products sales in H1 2007. New products introduced in H1 2007 are Ribavirin, B12 Vitamin, Inosine, Gentamycin 80 Thousand Unit, B6 Vitamin, Huitening and Methiouine and they contributed approximately $1.0 MM to our net revenue.

2.
Benda’s subsidiary, Jiangling Benda’s net revenue dropped to zero in H1 2007 as the plant was temporarily closed while it underwent an upgrade to meet GMP certification standards. Jiangling Benda was reopened on Aug 10, 2007 and resumes its production. The management expects that its sales will boost up in the coming months.

3.
Benda’s subsidiary, Yidu Benda’s net revenue dropped $2.0 MM or 75% to $700K in H1 2007 from $2.8 MM in H1 2006 as the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards. Yidu Benda has completed the upgrade and filed the status report with related regulatory bodies for approval. The regulatory body is conducting environmental assessment for Benda. While awaiting the approval, the Company is transferring part of production from Yidu Benda to Jiangling Benda to minimize the negative impact on sales.

4.
Benda’s subsidiary, Beijing Shusai, incorporated on July 15, 2006, realized net revenue of $23K in H1 2007. China’s State Food and Drug Administration (SFDA) recently experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry. Beijing Shusai’s operation is adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with us. The management is now changing its strategy to put more effort in Wuhan province as an expansion point since Benda has a strong base and relation in this area.

5.
Benda’s newly acquired entity SiBiono (acquired and effective on April 1, 2007) realized net revenue of $1.5 MM in H1 2007. (Refer to note 1 of Note to Consolidation Financial Statements for details.) SiBiono’s flagship product, Gendicine is the world’s only commercialized gene therapy. While only 1,869 vials of Gendicine were sold in Q1 2007 by SiBiono, sales ramped to 6,316 vials in Q2 2007 after Benda’s taking over SiBiono in April

Cost of Goods Sold
Cost of goods sold increased $156K or 4% to 4.2 MM in H1 2007 from $4.1 MM in H1 2006, primarily due to the acquisition of SiBiono and the resulting production of Gendicine.

Gross Profit
Gross Profit increased $442K or 13% to $3.9 MM in H1 2007 from $3.5 MM in H1 2006 mainly due to the followings factors:

1.	Ebei Benda - gross profit margin dropped by 7% from 45% to 38% during the reporting period due to the following reasons,
a)
Launch new products with lower gross margin of 35%. However, the management believes that those new products will increase our net revenue as they gain market acceptance, therefore we will continue and extend our efforts to produce and promote these new products.

b)	Increase in production cost. For example, the unit (per box) production cost of Jixuening increased by 33% and Vitamin C Injection cost increased by 33%.

The above situations explain why the gross profit margin dropped in H1 2007. However, we will expand our production of high profit, branded new drugs starting from late August 2007 once the capacity expansion of the Eibei plant is completed. Resultingly, gross margin is expected to get improved.

SiBiono - the gross margin of Gendicine, SiBiono’s flagship product was 88% in H1 2007 as a result of low procurement and manufacturing cost and high sales price.

Selling Expenses:
Selling expenses increased $65K or 23% to $345K in H1 2007 from $280K in H1 2006, primarily due to the promotional fees for Gendicine.

General and Administrative Expenses:
General and administrative expenses increased $9.2 MM or 553% to $11 MM in H1 2007 from $1.7 MM in H1 2006. The increase of G&A expenses in the reporting period was primarily due to the following factors:
a)	$240K finder fee to China Hi-Tech Funds Co. Ltd.;
b)	$68K amortization expense of the placement agent commission related to debt issue costs, (Refer to note 20 of Note to Consolidated Financial Statements for details);
c)	$8 MM consulting and professional fees, (Refer to note 16 of Note to Consolidated Financial Statements for details);
d)	$120K resale registration late filing penalty
e)	$173K cash bonus;
f)	$150K audit fee;
g)	$35K consulting fee;
h)	$78K depreciation expense occurred to SiBiono;
i)	$103K salary and wages for SiBiono employees;
j)	$81K legal fee for filing 8K and 10K;
k)	$34K directors remuneration;
l)	$20K conference expenses for events including MoneyShow, Gene Therapy Conference and etc.

Operating Income/ (Loss):
The Company experienced an operating loss of $7.3 MM in H1 2007, slipping $8.9 MM from last year’s comparative period, due to significant increase in G&A expenses. However, item a) to e) mentioned above are one-time charges. Excluding these items, operating income in H1 2007 would be $1.3 MM, 19% lower than last year’s figure.

Interest Expenses:
Interest expenses increased to $1.1 MM in H1 2007 from $79K in H1 2006 primarily due to financial expense associated with the offering of convertible promissory note. (Refer to note 20 of the Note to Consolidation Financial Statements for details.)

Government Subsidies / Grants:
The Company recognized RMB 2.1 MM, US equivalent of $273K, as government subsidies / grant in H1 2007. (Refer to note 18 of the Note to Consolidated Financial Statements for details)

Income Taxes:
Benda Pharmaceutical, Inc is subject to the tax code of Delaware, United States of America., There were no provisions made for income tax in H1 2007 as Benda Pharmaceutical, Inc did not realize taxable income in this reporting period.

Ever Leader, a wholly owned subsidiary of Benda Pharmaceutical, Inc is subject to the tax code of Hong Kong Special Administration Region. There were no provisions made for income tax in H1 2007 as Ever Leader did not realize taxable income in this reporting period.

Ebei Benda was registered as a Sino-Foreign Joint Venture on May 26, 2004 and is subject to the tax code applicable to Sino-Foreign Joint Ventures in PRC which stipulates that Ebei Benda is fully exempt from PRC enterprise income tax for two years, starting from the first profit-making year after 2005, followed by a 50% income tax reduction, namely 16.5% tax rate, for the next three consecutive years

Jiangling Benda and Yidu Benda as cross-municipal investment entities, enjoy the same tax treatment applied to Ebei Benda.

Beijing Shusai did not have taxable income in H1 2007.

SiBiono, located in Shenzhen, a special economic region in PRC, is subject to a full income tax rate of 15% on taxable income. The net loss SiBiono occurred in the previous years is allowed to be carried forward for a maximum of five years. If SiBiono gets approved and recognized as a high-tech company, it can enjoy 50% of tax deduction, namely 7.5% tax rate for three years starting from the first profit-making year, with a likely extension for another three years. There were no income tax provisions for SiBiono in H1 2007.

Net Income/(Loss):
The Company experienced a net loss of $8.5 MM in H1 2007 due to significant increase in G&A expense.

LIQUIDITY AND CAPITAL RESOURCES
Operating cash flow decreased $1.65 MM to $249K in H1 2007 from $1.9 MM in H1 2006 primarily due to the following factors,

a)	Other receivables increased by $156K, mainly due to $138K deposit for raw materials procurement
b)	Prepaid expenses and deposits increased by $569K partly due to,
i.	$45K prepayment for raw materials procurement
ii.	$240K bank deposit for securing a commercial bank note to procure raw materials
c)	Inventories increased by $144K, as an increase in raw materials procurement

Investing cash outflow was $6.2 MM in H1 2007 due to the following factors

a)	$1.5 MM as part of the total consideration for SiBiono acquisition
b)	$1.3 MM for fixed assets and equipment purchase
c)	$0.8 MM for plant’s construction
d)	$1.2 MM for new drug license acquisition
e)	$0.8 MM for the purchase of land use right

Investing cash inflow was $6.2 MM in H1 2007 mainly due to the proceeds from issuance of convertible promissory note.

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

In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159"). FASB 159 permits entities to measure financial instruments and certain other items at fair value that are not currently measured at fair value. We are currently evaluating the impact of the adoption of SFAS 159 will have, if any, on our financial statements.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sibiono had an outstanding litigation matter. The litigation was about a purchase of equipment with a total contract amount of Rmb1,730,000 or approximately $217,236. According to the judicial decision of the People’s Court (Junior) of Lian Yun District of Lian Yun City, PRC dated April 20, 2007, since the company had already paid the initial deposit, the company should compensate the supplier with an amount of Rmb398,625 or approximately $50,055. The company appealed the case to the People’s Court (Senior) of Lian Yun District of Lian Yun City, PRC dated on May 18, 2007. The case is still under first appeal process.

Item 2. Changes in Securities.

On April 5, 2007, pursuant to an Investment Agreement entered into between the Company and certain accredited investors and institutional investors (“Buyers”), the Company issued to the Investors a total of 252 Units for $7,560,000 with each Unit consisting of (1) a convertible promissory note (the “Note”) in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a warrant (a “Warrant”) to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations of Benda which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

 Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)     Reports of Form 8-K

On April 6, 2007, in its Current Report on Form 8-K for an event dated April 5, 2007, the Company reported the entry into a material definitive agreement for the financing of $7,410,000 for the purchase of majority ownership of Shenzhen SiBiono Gene Technology Co., Ltd. It also announced the purchase of majority ownership of Shenzhen SiBiono Gene Technology Co., Ltd.

On June 15, 2007, in its Current Report on Amendment No. 1 to Form 8-K for an event dated April 5, 2007, the Company filed the exhibits, including required financial statements for the purchase of majority ownership of Shenzhen SiBiono Gene Technology Co., Ltd.

On June 18, 2007, in its Current Report on Amendment No. 2 to Form 8-K for an event dated April 5, 2007, the Company filed the pro-forma financial statements for the purchase of majority ownership of Shenzhen SiBiono Gene Technology Co., Ltd.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: August 17, 2007	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors