Form 10QSB
period 2007-09-30
Benda Pharmaceutical, Inc.
filed 2007-11-19
CIK 705868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 0-16397

BENDA PHARMACEUTICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2185030
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Room 13, Floor 25, Sunny New World Tower, No. 231 Xin Hua Road, Jianghan District, Wuhan, Hubei, PRC. Post Code: 430015
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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2007: 99,701,160 shares of common stock.

BENDA PHARMACEUTICAL, INC.
FINANCIAL STATEMENTS

INDEX

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition	23

Item 3.	Controls and Procedures	28

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURE		30

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	September 30	December 31
	2007	2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,351,892	$1,676,119
Trade receivables, net	7,079,790	6,193,585
Other receivables	672,088	99,733
Refundable purchase price paid (Note 5)	1,200,000	5,367,801
Inventories (Note 6)	2,205,498	701,339
Prepaid expenses and deposits (Note 7)	2,706,937	372,548
Total current assets	15,216,205	14,411,124
Due from related parties (Note 17)	2,592,031	1,976,815
Long-term loan receivable (Note 17)	133,022	-
Property and equipments, net (Note 8)	25,591,918	13,673,067
Intangible assets, net (Note 9)	5,501,321	1,501,483
Goodwill (Note 10)	7,175,913	-
Restricted cash (Note 11)	1,272,657	-
Debt issue costs (Note 21)	394,547	-
Total Assets	$57,877,614	$31,562,489

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,218,240	$-
Bank loans payable (current portion) (Note 12)	2,918,768	256,492
Long term debt payable (current portion) (Note 13)	2,357,986	-
Accounts payable and accrued liabilities(Note 14)	5,143,972	1,823,030
Taxes payable	816,079	226,931
Acquisition price payable (Note 10)	1,471,369	-
Wages payable	520,043	145,903
Deferred revenues	2,694.00	1,732
Total current liabilities	14,449,151	2,454,088
Long term debt payable (long term portion) (Note 13)	412,368	-
Long-term convertible promissory notes (Note 22)	1,923,611	-
Due to related parties (Long-term) (Note 17)	3,159,468	3,034,365
Total liabilities	19,944,598	5,488,453

Minority interest	4,589,000	2,154,356

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 17)	7,378,416	-

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 97,576,800 shares issued and outstanding as of 9/30/2007; 96,258,411 shares issued and outstanding as of 12/31/2006	97,576	96,258
Additional paid in capital (Note 23)	21,324,277	13,099,424
Retained earnings (unrestricted)	(134,414)	7,437,663
Statutory surplus reserve fund (Note 16)	1,869,523	1,869,523
Accumulative other comprehensive income	2,304,638	1,090,408
Shares issuable for acquisition and services	504,000	326,403
Total Shareholders' Equity	25,965,600	23,919,680
Total Liabilities & Shareholders' Equity	$57,877,614	$31,562,489

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$15,796,295	$12,365,423	$7,559,443	$4,726,795
Cost of goods sold	(8,105,852)	(6,908,404)	(3,812,572)	(2,771,233)
Gross profit	7,690,443	5,457,019	3,746,871	1,955,562

Selling expenses	(675,013)	(421,646)	(330,127)	(142,127)

General and administrative expenses
Amortization of intangible assets	(343,587)	(194,027)	(140,841)	(60,382)
Amortization of debt issue costs	(134,653)		(67,384)	-
Depreciation	(337,982)	(423,983)	17,249	(146,469)
Bad debts	(502,273)	(417,823)	274,586	553,683
Director remuneration	(58,959)	-	(25,014)	-
Penalty to investors	(540,000)	-	(420,000)	-
Finder fee	(291,124)	-	(51,161)	-
Cash bonus	(173,400)	-	0	-
Consulting and professional fees (Note 18)	(8,222,184)	-	(339,768)	-
Other general and administrative expenses (Note 19)	(1,751,759)	(391,632)	(777,620)	(115,271)
Total general and administrative expenses	(12,355,921)	(1,427,465)	(1,529,953)	231,561
Research and development expenses	(310,084)	(33,138)	(212,965)	(26,907)
Total operating expenses	(13,341,018)	(1,882,249)	(2,073,045)	62,527
Operating income / (loss)	(5,650,575)	3,574,770	1,673,826	2,018,089

Interest expense	(2,207,878)	(118,674)	(1,141,472)	(39,437)
Other income (expenses)	104,966	(249,643)	14,808	(3,253)
Government subsidies / grants (Note 20)	1,690,974	-	1,417,859	-

Income / (loss) before minority interest and income taxes	(6,062,513)	3,206,453	1,965,021	1,975,399
Income taxes (Note 21)	-	-	-	-
Minority interest	(1,509,564)	(221,703)	(1,055,229)	(144,095)

Net income / (loss)	$(7,572,077)	$2,984,750	$909,792	$1,831,304

Earnings / (loss) per share - basic	$(0.08)	$0.04	$0.01	$0.03

Weighted average shares outstanding - basic	96,872,524	70,259,331	97,359,178	70,296,573

Earnings / (loss) per share - diluted	$(0.06)	$0.04	$0.01	$0.03

Weighted average shares outstanding - diluted	125,103,425	70,259,331	131,377,347	70,296,573

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(7,572,077)	$2,984,750
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Redeemable common stock issuable for services (Note 16)	8,222,184	-
Bad Debt provision	502,273	417,823.00
Minority interest	1,509,564	221,703.00
Loss on disposals of fixed assets	8,398	248,209.00
Depreciation	337,982	423,983.00
Amortization of intangible assets	343,587	194,027.00
Amortization of debt issue costs (Note 20)	134,653	-
Interest expense (amortization of debt discount) (Note 20)	1,923,611	-
Changes in operating assets and liabilities:		-
Trade receivables	(1,387,515)	(2,149,051)
Other receivables	(572,355)	(4,883)
Prepaid expenses and deposits	(2,334,389)	(136,500)
Inventories	(1,504,159)	(708,311)
Accounts payable and accrued liabilities	3,695,082	85,362
Others payable	-	-
Taxes payable	589,148	(60,257)
Net cash provided by operating activities	3,895,987	1,516,855

Cash Flows From Investing Activities
Acquisition cost paid	(1,615,389)	-
Purchases of property and equipment	(5,888,575)	(882,402)
Purchases of intangible assets	(2,406,227)	(708,554)
Loans to related parties, net	(748,238)	123,946
Net cash used in investing activities	(10,658,429)	(1,467,010)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 20)	7,030,800	-
Proceeds and repayments of borrowings under related parties, net	125,103	354,518
Proceeds and repayments of borrowings under government debts payable, net	(66,511)	-
Proceeds and repayments of borrowings under bank loans, net	(651,177)	(58,280)
Net cash provided by (used in) financing activities	6,438,215	296,238
Effect of exchange rate changes on cash	-	0
Net increase in cash and cash equivalents	(324,227)	346,083

Cash and cash equivalents, beginning of period	1,676,119	308,082

Cash and cash equivalents, end of period	$1,351,892	$654,165

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$246,730	$113,366
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Notes to Consolidated Financial Statements
(Amounts and Disclosures at and for the Three and Nine Months Ended September 30, 2007 and 2006 are Unaudited)
(Amounts expressed in U.S. Dollars)

1.	Organization
Benda Pharmaceutical, Inc. (“Benda”) is engaged in the business of identifying, discovering, developing, and manufacturing conventional medicines, active pharmaceuticals, bulk chemicals (or pharmaceutical immediates), and Traditional Chinese Medicines (“TCM”) for the treatment of some of the most widespread common ailments and diseases (e.g. common cold, diabetes, and cancer).

On April 5, 2007, Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda Ebei”), of which Ever Leader Group Limited, a wholly owned subsidiary of Benda owns 95% outstanding common stock, has entered into Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb60 million or approximately $7.88 million due and payable on or before April 30, 2007.

On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb2,560,000 or approximately $0.34 million due and payable on or before June 30, 2007.

2.	Basis of Preparation
The unaudited consolidated financial statements of Benda and its subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, dated on May 4, 2007. These interim financial statements should be read in conjunction with that report.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions, and all highly-liquid investments with original maturities of three months or less at the time of purchase.

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

Inventories
Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

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

Impairment of Long-Lived Assets
The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at September 30, 2007 and 2006.

Intangible Assets
The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights and drug permits and licenses. Land-use rights are related to land the Company occupies in Hubei and Guangdong Province, PRC and are being amortized on a straight-line basis over a period of 40 years. Drug permits and licenses are being amortized on a straight-line basis over a period of 10 years. Technology formulas know how is being amortized on a straight-line basis over a period of 10 years.

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

Concentration of Credit Risk
A significant portion of the Company's cash at quarter ended September 30, 2007 and 2006 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the reporting periods, in the nine months and three months ended September 30, 2007 and 2006:

	NINE MONTHS ENDED SEPTEMBER 30,				THREE MONTHS ENDED SEPTEMBER 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$15,796,295%		$12,365,423%		$7,559,443%		$4,726,795%

Individual customer's revenue
Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,926,070	19%	1,919,106	16%	1,071,841	14%	369,653	8%
Jiangxi Huiren Pharmaceutical Co. Ltd.	1,831,311	12%	1,759,774	14%	476,851	6%	590,273	12%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,983,733	13%	1,840,557	15%	752,449	10%	707,565	15%
Shenyang Pharmaceutical Co. Ltd.	1,758,171	11%	1,633,459	13%	629,027	8%	670,733	14%
Guangdong Shaoqing Xinghu Technology Development Co. Ltd.	110,460	1%	1,035,539	8%	484	0%	301,538	6%
Shenzhen Sailede Bio-Tech. Development Co. Ltd.	95,828	1%	901,898	7%	420	0%	248,441	5%
Hubei Jiuzhoutong Pharmaceutical Co. Ltd	1,174,584	7%	-	0%	893,623	12%	-	0%
Auhui Huayuen Pharmaceutical Co. Ltd.	1,136,774	7%	413,078	3%	956,129	13%	413,078	9%

Account receivable, gross	$7,079,790%	%	$5,658,475	%	$7,079,790	%	$5,658,475	%

Individual customer's account receivable gross balance
Zhuhai Gongbei Pharmaceutical Co, Ltd.	762,854	11%	300,208	5%	762,854	11%	300,208	5%
Jiangxi Huiren Pharmaceutical Co. Ltd.	675,836	10%	679,804	12%	675,836	10%	679,804	12%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,084,825	15%	759,029	13%	1,084,825	15%	759,029	13%
Shenyang Pharmaceutical Co. Ltd.	856,113	12%	693,146	12%	856,113	12%	693,146	12%
Guangdong Shaoqing Xinghu Technology Development Co. Ltd.	276,674	4%	637,216	11%	276,674	4%	637,216	11%
Shenzhen Sailede Bio-Tech. Development Co. Ltd.	212,818	3%	297,131	5%	212,818	3%	297,131	5%
Hubei Jiuzhoutong Pharmaceutical Co. Ltd	158,642	2%	117,430	2%	158,642	2%	117,430	2%
Auhui Huayuen Pharmaceutical Co. Ltd.	488,795	7%	519,138	9%	488,795	7%	519,138	9%

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

The exchange rates in effect at September 30, 2007 and 2006 were stated as follows (for RMB 1.00):

	September 30,	September 30,
	2007	2006
Fixed rate	$0.1330	$0.1266
Average rate	$0.1303	$0.1250

In the nine months and three months ended September 30, 2007, the foreign exchange losses were $13,702 and $235, respectively.

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

On, December 7, 2006, Benda Ebei paid approximately $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As of quarter ended September 30, 2007, the deal has not been closed as the product certificate still not received from United States of America FDA and the amount paid is refundable per agreement if such approval is not obtained.

6.	Inventories

The Company’s inventories at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$1,010,338	$311,064
Packing materials	200,697	80,639
Other materials / supplies	89,914	-
Finished goods	535,789	309,637
Work-in-progress	4,479,169	-
Total inventories at cost	6,315,907	701,339

Less: Reserves on work-in-progress	(4,110,409)	-

Total inventories, net	$2,205,498	$701,339

No reserve for obsolete, slow-moving or non-salable inventory were required at year ended December 31, 2006, and an amount $4,110,409 was made a reserve on work-in-progress at quarter ended September 30, 2007.

7.	Prepaid expenses and deposits

As of September 30, 2007, the balance of prepaid expenses and deposits was increased by $2,334,389 which was mainly composed of the followings

a)	Ebei put deposit of Rmb11,185,267 or $1,487,886 in Everbright Bank to issue commercial bank notes. Such deposit will be discharged when corresponding commercial bank notes are cleared.
b)	Jianglin Benda put deposit of Rmb2,253,938 or $299,823 in Everbright Bank to issue commercial bank notes. Such deposit will be discharged when corresponding commercial bank notes are cleared.

8.	Property and Equipments

The Company’s property and equipment at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Buildings	$3,545,639	$2,227,710
Machinery and equipment	11,476,432	3,941,187
Office equipment	107,677	10,672
Motor Vehicles	187,801	32,971
Cost	15,317,548	6,212,540

Less: Accumulated Depreciation

Buildings	$(1,085,309)	$(875,351)
Machinery and equipment	(3,475,599)	(1,837,221)
Office equipment	(118,674)	(4,558)
Motor Vehicles	(173,264)	(7,129)
Accumulated Depreciation	(4,852,846)	(2,724,260)

Construction in progress	$15,127,216	$10,184,787

Total property and equipment, net	$25,591,918	$13,673,067

Total depreciation expense allocated to general and administrative expense was $337,982 and $657,382 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

9.	Intangible Assets

The Company’s intangible assets at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Land-use rights	$2,313,125	$1,068,036
Drugs permits and licenses	2,309,805	1,055,893
Technology formulas	971,060	679,700
Patent	2,652,656	-
Cost	8,246,646	2,803,630

Less: Accumulated amortization
Land-use rights	(219,790)	(150,465)
Drugs permits and licenses	(1,250,068)	(1,085,471)
Technology formulas	(125,983)	(66,210)
Patent	(1,149,484)	0
Accumulated amortization	(2,745,325)	(1,302,146)

Total intangible assets, net	$5,501,321	$1,501,483

As of September 30, 2007, the cost of intangible assets was increased by $5,443,016 which was mainly composed of the followings:

a)
Due to the acquisition of SiBiono, two items were included: (1) patent, the innovation and research results of Genedicine, with cost $2,652,656; (2) land use right with a total area 20,574 square meters, with cost $351,802

b)
Benda Ebei purchased a land use right with total purchase cost Rmb6 million or approximately $0.8 million. During the nine months ended as of September 30, 2007, an amount Rmb6 million or approximately $0.8 million was paid.

c)
Benda Ebei purchased a license for a new drug, which is a kind of anti-virus product in nature with total purchase cost Rmb9 million or approximately $1.20 million. During the nine months ended as of September 30, 2007, an amount Rmb9 million or approximately $1.20 million was paid.

d)
In May 2007, SiBiono enter into a co-operation agreement with DNAVEC, a Japanese gene therapy research institute, Under the terms of the agreement, DNAVEC will leverage SiBiono’s proven gene therapy manufacturing platform and will transfer the exclusive development and distribution rights of SeV-Gag in China to SiBiono. The total purchase cost Rmb2 million or approximately $0.27 million was paid during the nine months ended September 30, 2007 for obtaining such exclusive right.

10.	Goodwill and Acquisition Cost Payable

FASB 141 requires all acquisitions must be accounted for by allocating the acquisition consideration to the assets acquired based upon the fair market value of those assets. Consideration value that cannot be allocated to the acquired assets must be assigned to goodwill. In addition, it also requires eliminating the pooling treatment and eliminating the amortization of goodwill. FASB 142 requires that a company carrying goodwill on its books must revalue the assets acquired in a business combination. If there is an overall decline in the value of the acquired assets, then earlier booked goodwill is deemed “impaired” and must be written down. FASB 142 requires a two step impairment test. The fair value of a reporting unit is first compared to its carrying value, including goodwill. Then the implied fair value of the goodwill is compared to the carrying value of the goodwill. If the fair value is lower, it is considered to be impaired.

As of September 30, 2007, there was an amount approximately $7 million was recorded as goodwill. Since SiBiono was turned to profitable in the nine months ended September 30, 2007, therefore no impairment would be provided.

As of September 30, 2007, an accumulated amount, approximately Rmb51.5 million or approximately $6.85 million was paid and leaving a balance approximately $1.47 million as acquisition cost payable.

11.	Restricted Cash and Bank Indebtedness

Restricted cash and bank indebtedness were recorded due to the fact that restricted cash was obtained from the various government technology agencies as long term debt payable (see note 13 for the related details) and it could only be dedicated to the related project’s research and development activities and purchase of fixed assets and construction in progress, therefore the cash balances for that part would be classified as restricted cash. Therefore, due to this reason, the company relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,272,657 as of quarter ended September 30, 2007.

However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, thus bank indebtedness were resulted with an amount $1,218,240 as of September 30, 2007.

12.	Bank Loans Payable

The Company’s bank loans at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Bank loans due within one year	$2,918,768	$256,492
Bank loans due after one year	-	-
Total debt	$2,918,768	$256,492

At December 31, 2006, the Company had one outstanding bank loans with an amount $256,492 which was used primarily to fund construction in progress projects and for general working capital purposes and this loan had been settled as of quarter ended September 30, 2007.

At September 30, 2007, the Company’s subsidiary, Sibiono, had one outstanding bank loan with an amount $2,918,768 which was used primarily to fund construction in progress projects and for general working capital purposes. This loan carries annual interest rate of 6.34% and payable monthly on the 20th day of each month with maturity in 3 years, starting from April 30, 2005 and matures on April 29, 2008. This loan is considered as a term loan and is not revolving or renewable. This loan is personal guaranteed by Zhaohui Peng, the Chairman and a shareholder of SiBiono.

Total interest expense paid related to the Company’s outstanding bank loans was $95,840 and $44,335 in the nine months and three months ended September 30, 2007 respectively.

13.	Long Term Debt Payable

At September 30, 2007, loan term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Long-term debt payable due within one year	$2,357,986	$-
Long-term debt payable due after one year	412,368	-
Total debt	$2,770,354	$-

Even though there were $2,357,986 long term debt payable due within one year as of quarter ended September 30, 2007, because of its non-repayable feature (except for the one formed with 3 Nanshan District Technology Funds dated on August 2, 2005. The remaining balance of this debt payable was Rmb1,500,000 or $199,533 and due on August 2, 2006. However, the company has obtained the consent from the 3 Nanshan District Technology Funds for delaying the payment. The final due date is still under negotiation), the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the reporting period ended September 30, 2007, an amount of Rmb12,900,000 or $1,690,974,of long term debt payable was discharged and recorded as government subsidies, (see note 20 for the related details).

14.	Accounts Payable and Accrued Liabilities

At September 30, 2007, the balance of accounts payable and accrued liabilities comprised commercial notes of Rmb21,637,843 or $2,878,307 to various vendors issued by Benda Ebei.

15.	Welfare and Employment Liabilities

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

16.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Company is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. As of September 30, 2007, and December 31, 2006, the registered capital of the Company’s PRC subsidiaries was $20,026,617 and $12,017,575 respectively.

17.	Related Party Transactions and Long Term Loan Receivable

Due from related parties at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31,2006
	(Unaudited)
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$529,710	$455,275
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,457,467	1,299,479
Due to Ever Leader Holdings Co. Ltd.	569,405	210,518
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	4,932	-
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	1,839	-
Eric Yu
Due to Benda Pharmaceutical Inc.	231	-
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	28,447	11,543
Total due from related parties	$2,592,031	$1,976,815

Due to related parties at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31,2006
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$144,085	$236,205
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,818,402	1,833,358
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	3,025	-
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	931,153	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	59,779	20,937
Yiqing, Wan
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	128,600	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	74,424	-

	$3,159,468	$3,034,365

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Long-term debts are due on December 31, 2012. Proceeds from the above loans were used primarily for general working capital purposes.

At September 30, 2007, there was a long term loan receivable, with an amount $133,022 which was advanced to Hua Shen, Deputy General Manager of Sales of SiBiono, for the promotion, marketing, and conference activities. This advance for the related parties is unsecured, non-interest bearing and the repayment period would be 18 months, and starting date was December 29, 2006. This was under the normal course of business and those expenses would be settled in due course.

18.	Redeemable Common Stock Issuable For Services

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring the Company to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Company do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share, outside of permanent equity at September 30, 2007.

19.	Other general and administrative

For the nine months ended 30, September 2007, the amount of other general and administrative expenses was $1,751,759 and mainly composed of the following events:
a)	$265,608 was incurred for the audit services fee;
b)	$48,818 was incurred for advertisement expense;
c)	$20,226 was incurred for postage, courier and printing expenses;
d)	$148,979 was incurred for legal fee;
e)	$258,047 was incurred for office expenses;
f)	$173,400 was incurred for cash bonus;
g)	$482,316 was incurred for salary and wages;
h)	$32,479 was incurred for conference expenses;
i)	$47,054 was incurred for consultation services fee;
j)	$43,510 was incurred for rental and utilities;
k)	$92,641 was incurred for filing, investor relationship activities expenses;
l)	$205,159 was incurred for travel and transportation expenses.

For the nine months ended 30, September 2006, the amount of other general and administrative expenses was $391,632 and mainly composed of the following events:
a)	$64,191 was incurred for audit services fee;
b)	$60,982 was incurred for office expenses;
c)	$132,889 was incurred for salary and wages;
d)	$9,623 was incurred for rental and utilities;
e)	$44,138 was incurred for travel and transportation expenses.

20.	Government Subsidies / Grants

As mentioned in the note 13, long term debt payable, various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable. According to the technology fund agreements, the various government technology agencies will examine the results of research and development according to the status of the projects. Once the examination is taken place, the obligation of a particular debt payable is discharge accordingly.

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the reporting period ended September 30, 2007, an amount of Rmb12,900,000 or $1,690,974 was recognized as government subsidies / grants and the corresponding debt payable was discharged.

21.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the nine months and three months ended September 30, 2007 and 2006 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the nine months and three months ended September 30, 2007 and 2006 as Ever Leader did not have reportable taxable income for the periods.

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

Beijing Shusai did not have taxable income for the nine months and three months ended September 30, 2007 and 2006.

The Company expects that some of these exemption periods will expire in November 2007, after which Benda Ebei, Jiangling Benda and Yidu Benda can be expected to an average 15% tax rate. The remaining tax holidays will expire on November 2010, thereafter these operating companies will be subject to the regular 33% tax rate on corporate profits.

According to the taxation regulations of Shenzhen, a Special Economic District of PRC, SiBiono is subject to the full income tax rate of 15% on taxable income. The net losses for the previous year can be carried forward for a maximum period of five years. If the company is approved and recognized as high-tech company, the company can enjoy three years of 50% of the full tax rate with an extension for the coming next three years. Therefore, there was no provision for income taxes made for the quarter ended September 30, 2007. SiBiono also plans to apply for the PRC enterprise tax exemption for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years in the near future.

As a result of the above tax exemptions, there was no income taxes payable for the Company for the nine months and three months ended September 30, 2007 and 2006. Had these tax exemptions not been available to the Company, income tax expense would have increased by approximately $1,528,000, $981,000, $158,000 and $328,000 for the nine months and three months ended September 30, 2007 and 2006, respectively.

22.	Long Term Convertible Promissory Note

Our quarterly financial statements (for the three months and nine months ended September 30, 2007) include enhanced note disclosure addressing the fair value of the convertible promissory notes and warrants and the appropriate accounting treatment for the overall transaction.

Additionally, the enhanced note disclosure includes a detailed discussion of the accounting for the debt discount resulting from the relative fair value of the warrants issued in conjunction with the convertible promissory notes (calculated in accordance with APB 14) and the debt discount resulting from the beneficial conversion feature / conversion discount associated with the convertible promissory notes (calculated in accordance with EITF 98-5 and EITF 00-27) as follows:

In March and April of 2007, the Company entered into Investment Agreements (“Agreements”) with certain accredited and institutional investors (“Investors”) pursuant to which the Investors purchased from the Company a total of 252 Units (“Units”), resulting in aggregate gross proceeds to the Company $7,560,000, with each Unit consisting of: (i) a Convertible Promissory Note (“Note”) in the principal amount of $30,000 and convertible into 54,087 shares of the Company's common stock; and (ii) a Common Stock Warrant (“Warrant”) to acquire 54,087 shares of the Company’s common stock at an exercise price of $0.555 per share and expiring on November 14, 2011. The Notes are immediately convertible at the option of each Investor, bear interest at a rate of 4% per annum, and mature on March 28, 2009. At September 30, 2007, the aggregate $7,560,000 principal balance of the notes remained outstanding and during the nine months and three months ended September 30, 2007, the Company recorded $148,300 and $76,221, respectively of interest expense related to the Notes.

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

During the nine and three months ended September 30, 2007, the Company recorded $1,923,611and $962,626 , respectively, in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Company also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Company as debt issue costs and is being amortized over expected term of the Notes. For the nine and three months ended September 30, 2007, the Company recorded $134,653 and $67,384, respectively, in amortization expense related to debt issue costs.

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

The calculated fair value of the warrants (issued in conjunction with the convertible promissory notes) was recorded as a debt discount (reduction to the carrying value of the convertible promissory notes) with a corresponding increase (credit) to additional paid in capital.

In accordance with the registration rights granted to investors who purchased the convertible promissory notes and warrants, we are required to file a registration statement with the Securities and Exchange Commission (“Registration Statement”) attempting to register the potentially issuable shares of common stock underlying the convertible promissory notes and warrants (though we are not explicitly required to deliver registered shares upon conversion of the convertible promissory notes or exercise of the warrants).

Specifically, in the event the Registration Statement is not declared effective by August 15, 2007 (“Effectiveness Deadline”), we are required to pay to the investors in cash an amount equal to 1% of the purchase price paid by each investor for the convertible promissory notes and warrants (“Registration Delay Payments”). Additionally, for every 30 day period (or part) thereafter that the Registration Statement is not declared effective, we are required to continue to make Registration Delay Payments, provided that such Registration Delay Payments shall not exceed 10% of the purchase price paid by each investor for the convertible promissory notes and warrants.

In accordance with FASB staff position No.. EITF00-19-2 the Company recorded $420,000 in Registration Delay Expense of which $240,000 is for the period from October 1 through November 30,2007. EITF 00-19-2 requires the Company to record the expense when it is probable that the liability has been incurred and the amount can be reasonably estimated.

23.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

At December 31, 2006, the Company had an aggregate of:
(a)	None shares of Preferred Stock issued and outstanding;
(b)	96,258,411 shares of Common Stock issued and outstanding, par value $0.001 each;
(c)	The balance of additional paid-in capital was $13,099,424;
(d)	706,195 shares of Common Stock to be issuable for services rendered related to the Exchange Transaction and those services rendered by the various consultants were valued at the private placement offering price of the Company Common Stock on November 15, 2006 at $0.4622 per share or total $326,403;
(e)	28,557,936 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;
(f)	None Options issued and outstanding.

At March 28, 2007, the amount of 706,195 shares of the Company Common Stock ($0.001 par value) was issued to various consultants for services rendered as mentioned in above (d).

At July 31,2007 and August 16,2007, 546,994 and 65,200 warrants, respectively were exercised under cashless arrangement at strick price of $0.555 per share, with total amount of $339,768 being charged to consultant and professional fees.

At September 30, 2007, the Company has an aggregate of:

(a)	None shares of Preferred Stock issued and outstanding;
(b)	97,576,800 shares of Common Stock issued and outstanding, par value $0.001 each;
(c)
The balance of additional paid-in capital was $21,324,277 whereas $7,560,000 was received from the issuance of convertible promissory note, see Note 22 for details; $325,697 was recorded as additional paid-in capital for the issuance of 706,195 shares to various consultants; $339,156 was recorded as additional paid-in capital for the exercise of 612,194 warrants at $0.555 per share during the three months ended September 30, 2007;

(d)	27,945,742 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;
(e)	None Options issued and outstanding.

24. Commitments and Contingencies

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

As of reporting periods ended at September 30 2007 and December 31, 2006, there was an operating lease commitment and the amount for the respective periods are stated as follows;

	September 30,	Decemebr 31,
	2007	2006
	(Unaudited)
Operating Lease
Rental and Property Management Fee
Within one year	$27,364	$-
One to two year	20,891	-
Total commitments payable	$48,254	$-

25. Segment Information

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

Selected financial information for each of these segments for the nine months and three months ended September 30, 2007 and 2006 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	Benda Ebei		Benda Ebei
	2007	2006	2007	2006
Products produced
Conventional medicines/injection vials
Revenue from external customers	$11,780,412	$7,634,663	$5,749,690	$2,773,289
Intersegement revenue	-	-	-	-
Segment profit (loss)	3,153,071	$2,072,858	1,971,405	1,029,508

Total assets, segment	$26,546,870	$10,324,496	$26,546,870	$10,324,496

	Jiangling Benda		Jiangling Benda
	2007	2006	2007	2006
Products produced
Active pharmaceutical ingredients
Revenue from external customers	$-	$15,491	$-	$45
Intersegement revenue	-	-	-	-
Segment profit (loss)	(61,786)	$(168,666)	(40,175)	139,620

Total assets, segment	$7,678,034	$3,908,879	$7,678,034	$3,908,879

	Yidu Benda		Yidu Benda
	2007	2006	2007	2006
Products produced
Bulk chemicals
Revenue from external customers	$701,590	$4,696,623	$3,071	$1,934,815
Intersegement revenue	-	-	-	-
Segment profit (loss)	(542,093)	$1,819,388	(66,857)	891,617

Total assets, segment	$6,943,868	$8,111,711	$6,943,868	$8,111,711

	Beijing Shusai		Beijing Shusai
	2007	2006	2007	2006
Products produced
Pharynigitis killer therapy
Revenue from external customers	$35,791	$18,646.00	$12,738	$18,646.00
Intersegement revenue	-	-	-	-
Segment profit (loss)	(85,392)	$(41,480)	(33,128)	(17,445)

Total assets, segment	$115,588	$134,406.18	$115,588	$134,406

	SiBiono		SiBiono
	2007	2006	2007	2006
Products produced:
Genedicin (Ad-p53)
Revenue from external customers	$3,278,502	$-	$1,793,944	$-
Intersegement revenue	-	-	-	-
Segment profit (loss)	1,635,415	$-	952,036	-

Total assets, segment	$12,449,840	$-	$12,449,840	$-

	TOTAL		TOTAL
	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from external customers	$15,796,295	$12,365,423	$7,559,443	$4,726,795
Intersegement revenue	-	-	-	-
Segment profit (loss)	4,099,215	$3,682,100	2,783,281	2,043,300

Total assets, segment	$53,734,201	$22,479,492	$53,734,201	$22,479,492

The results of the consolidated net profit before income taxes for the reporting periods are as follows:

	TOTAL		TOTAL
	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Profit
Total profit for reportable segment	$4,099,215	$3,682,100	$2,783,281	$2,043,300
Unallocated amounts:	-	-	-	-
Other corporate expense	(9,749,790)	(107,330)	(1,109,455)	(25,211)
Total consolidated profit before income taxes	(5,650,575)	$3,574,770	1,673,826	2,018,089
Total assets	$57,877,614	$22,494,269	$57,877,614	$22,494,269

The other corporate expense was $9,749,790 in the nine months ended September 30, 2007 and they were composed of the following events:

a)	$134,653 was incurred for the amortization expense of the placement agent commission related to debt issue costs, see Note 22 for details;
b)	$8,222,184 was incurred for the consultant and professional fees, see the Note 18 and Note 23 for details;
c)	$208,692 was incurred for the audit services fee;
d)	$120,000 was incurred for later filing of 10K; $420,000 was incurred for registration statement late effective penalty;
e)	$92,641 was incurred for investor relations, transfer agent and filing fee
f)	$239,599 was incurred for salary and wages.

The other corporate expense was $107,330 in the nine months ended September 30, 2006 and they were composed of the following events:

a)	$58,161 was incurred for audit services;
b)	$45,684 was incurred for foreign exchange losses;

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the reporting periods, in the nine months and three months ended of 2007 and 2006:

	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total assets, segment	$53,734,201	$22,479,492	$53,734,201	$22,479,492

Total assets of corporate:
Cash and cash equivalent	221,298	14,777	221,298	14,777
Bank indebtedness	1,218,240		1,218,240
Prepaid expesnes and deposit	9,983	-	9,983	-
Refundable purchase price paid	1,200,000	-	1,200,000	-
Due from related parties	1,099,345	-	1,099,345	-
Debit issue costs:
placement agent commission	394,547	-	394,547	-
Accumulative other comprehensive income		-		-

Total assets	$57,877,614	$22,494,269	$57,877,614	$22,494,269

26. Subsequent Events

There is no material subsequent event..

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

Benda Pharmaceutical, Inc.,
Management’s Discussion and Analysis or Plan of Operations
For the Nine Months Ended September 30, 2007 and 2006
(Amount Expressed in U.S. Dollars)

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

Revenue Recognition
Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

         1.       Persuasive evidence of an arrangement exists;
         2.       Delivery has occurred or services have been rendered;
         3.       The seller's price to the buyer is fixed or determinable; and
         4.       Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company's accounts receivable and inventories.

For the nine months ended September 30, 2007 and 2006, the Company provided a $502,273 and $417,823 respectively for the allowance of doubtful accounts against accounts receivable. Management's estimate of the appropriate allowance on accounts receivable for the reporting periods was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

For the nine months ended September 30, 2007 and 2006, the Company provided a reserve against its work-in-progress amounting to $4,110,409 and zero. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress. However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods. Management determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

Operational Results

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The following table provides key components of our operational results for the nine months ended September 30 for Benda Pharmaceutical, Inc.

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue	$15,796,295	$12,365,423
Cost of goods sold	(8,105,852)	(6,908,404)
Gross profit	7,690,443	5,457,019

Selling expenses	(675,013)	(421,646)

General and administravive expenses	(12,355,921)	(1,427,465)
Research and development expenses	(310,084)	(33,138)
Total operating expenses	(13,341,018)	(1,882,249)
Operating income / (loss)	(5,650,575)	3,574,770

Interest expenses	(2,207,878)	(118,674)
Other income (expenses)	104,966	(249,643)
Government subsidies / grants	1,690,974	-

Income / (loss) before minority interest and income taxes	(6,062,513)	3,206,453
Income taxes	-	-
Minority interest	(1,509,564)	(221,703)

Net Income / (loss)	$(7,572,077)	$2,984,750

Earnings / (loss) per share - basic	$(0.08)	$0.04

Weighted average shares outstanding - basic	96,872,524	70,259,331

Earnings / (loss) per share - diluted	$(0.06)	$0.04

Weighted average shares outstanding - diluted	125,103,425	70,259,331

Net Revenue:
Net revenue increased $3.4 MM or 28% to $15.8 MM for nine months ended September 30, 2007, from $12.4 MM for nine months ended September 30, 2006. Increase in revenue is contributed to the following factors,

1.
Benda’s subsidiary, Benda Ebei’s net revenue increased $4.2 MM or 55% to $11.8 MM for nine months ended September 30, 2007 from $7.6 MM for nine months ended September 30, 2006, it was due to new products sales in 2007. New products introduced in 2007 are B12 Vitamin, Inosine, Gentamycin 80 Thousand Unit, B6 Vitamin, Methiouine, Lincomycin, and Troxerutin, they contributed approximately $2.4 MM to our net revenue.

2.
Benda’s subsidiary, Jiangling Benda’s net revenue dropped to zero for the nine months ended September 30, 2007 as the plant was closed while it underwent an upgrade to meet GMP certification standards. Jiangling Benda was reopened on Aug 10, 2007 and resumes its production. The management expects that its sales will boost up in the coming months.

3.
Benda’s subsidiary, Yidu Benda’s net revenue dropped $4.0 MM or 85% to $700K for the nine months ended September 30, 2007 from $4.7 MM for the nine months ended September 30, 2006 as the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards. Yidu Benda has completed the upgrade and filed the status report with related regulatory bodies for approval. The regulatory body is conducting environmental assessment for Benda. While awaiting the approval, the Company is transferring part of production from Yidu Benda to Jiangling Benda to minimize the negative impact on sales.

4.
Benda’s subsidiary, Beijing Shusai, incorporated on July 15, 2006, realized net revenue of $37K for nine months ended September 30, 2007. China’s State Food and Drug Administration (SFDA) recently experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry. Beijing Shusai’s operation is adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with us. The management is now working hard with the local government departments and sort out the solutions for the future operation plan.

5.
Benda’s newly acquired entity SiBiono (acquired and effective on April 1, 2007) realized net revenue of $3.0 MM for the nine months ended September 30, 2007. (Refer to note 1 of Note to Consolidation Financial Statements for details.) SiBiono’s flagship product, Gendicine is the world’s only commercialized gene therapy. While only 1,869 vials of Gendicine were sold in Q1 2007 by SiBiono, sales ramped to 12,432 vials in Q3 2007 after Benda’s taking over SiBiono in April.

Cost of Goods Sold
Cost of goods sold increased $1.2 MM or 17% to 8.1 MM for nine months ended September 30, 2007 from $6.9 MM for nine months ended September 30, 2006, primarily due to the acquisition of SiBiono and the resulting production of Gendicine.

Gross Profit
Gross Profit increased $2.2 MM or 41% to $7.7 MM for nine months ended September 30, 2007 from $5.5 MM for nine months ended September 30, 2006 mainly due to the followings factors:

1.	Benda Ebei – gross profit margin dropped by 5% from 43% to 38% during the reporting period due to the following reasons,
a)
Launch new products with lower gross margin of 38%. However, the management believes that those new products will increase our net revenue as they gain market acceptance, therefore we will continue and extend our efforts to produce and promote these new products.

2.
Even though there was a slightly drop of gross profit margin in Benda Ebei, however the gross profit margin on the whole was better off with the presence of SiBiono, in which the gross margin of Gendicine, SiBiono’s flagship product was approximately 90% for the nine months ended September 30, 2007 as a result of low procurement and manufacturing cost and high sales price.

Selling Expenses:
Selling expenses increased $253K or 60% to $675K for the nine months ended September 30, 2007 from $422K for nine months ended September 30, 2006, primarily due to the promotional fees for Gendicine.

General and Administrative Expenses:
General and administrative expenses increased $10.9 MM or 766% to $12.4 MM for the nine months ended September 30, 2007 from $1.5 MM for nine months ended September 30, 2006. The increase of G&A expenses in the reporting period was primarily due to the following factors:

a)	$291K finder fee to China Hi-Tech Funds Co. Ltd.;
b)	$135K amortization expense of the placement agent commission related to debt issue costs, (Refer to note 22 of Notes to Consolidated Financial Statements for details);
c)	$8.2MM consulting and professional fees, (Refer to Note 18 and Note 23 of Notes to Consolidated Financial Statements for details);
d)	$120K for late filing of 10K; and $420K for late effective of registration statement;
e)	$173K cash bonus;
f)	$265K audit services fee;
g)	$47K consulting fee;
h)	$149K legal fee, 8K and 10K filing;
i)	$59K directors remuneration;
j)	$32K conference expenses for events including MoneyShow, Gene Therapy Conference etc,;
k)	$93K investor relationship activities expenses;
l)	$49K advertisement expense;
m)	$20K postage, courier and printing expenses;
n)	$258K office expenses;
o)	$482K salary and wages;
p)	$44K rental and utilities;
q)	$205K travel and transportation expenses.

Operating Income/ (Loss):
The Company experienced an operating loss of $5.7 MM for the nine months ended September 30, 2007, slipping $9.2 MM from last year’s comparative period, due to significant increase in G&A expenses. However, items a) to e) mentioned above are one-time charges. Excluding these items, operating income for nine months ended September 30, 2007 would be $3.7 MM, 5% higher for the nine months ended September 30, 2006.

Interest Expenses:
Interest expenses increased to $2.2 MM for nine months ended September 30, 2007 from $119K for nine months ended September 30, 2006 primarily due to financial expense associated with the offering of convertible promissory note. (Refer to note 22 of the Note to Consolidation Financial Statements for details.)

Government Subsidies / Grants:
The Company recognized $1.7 MM as government subsidies / grant for nine months ended September 30, 2007. (Refer to note 20 of the Note to Consolidated Financial Statements for details)

Income Taxes:
Benda Pharmaceutical, Inc is subject to the tax code of Delaware, United States of America. There were no provisions made for income tax for nine months ended September 30, 2007 as Benda Pharmaceutical, Inc did not realize taxable income in this reporting period.

Ever Leader, a wholly owned subsidiary of Benda Pharmaceutical, Inc is subject to the tax code of Hong Kong Special Administration Region. There were no provisions made for income tax for nine months ended September 30, 2007 as Ever Leader did not realize taxable income in this reporting period.

Ebei Benda was registered as a Sino-Foreign Joint Venture on May, 2004 and is subject to the tax code applicable to Sino-Foreign Joint Ventures in PRC which stipulates that Ebei Benda is fully exempt from PRC enterprise income tax for two years, starting from the first profit-making year after 2005, followed by a 50% income tax reduction, namely 16.5% tax rate, for the next three consecutive years.

Jiangling Benda and Yidu Benda as cross-municipal investment entities, enjoy the same tax treatment applied to Ebei Benda.

Beijing Shusai did not have taxable income for nine months ended September 30, 2007.

SiBiono, located in Shenzhen, a special economic region in PRC, is subject to a full income tax rate of 15% on taxable income. The net loss SiBiono occurred in the previous years is allowed to be carried forward for a maximum of five years. If SiBiono gets approved and recognized as a high-tech company, it can enjoy 50% of tax deduction, namely 7.5% tax rate for three years starting from the first profit-making year, with a likely extension for another three years. There were no income tax provisions for SiBiono for nine months ended September 30, 2007.

Net Income/(Loss):
The Company experienced a net loss of $7.6 MM for nine months ended September 30, 2007 due to significant increase in G&A expense.

LIQUIDITY AND CAPITAL RESOURCES
Operating cash flow increased $2.4 MM to $3.9 MM for nine months ended September 30, 2007 from $1.5 MM for nine months ended September 20, 2006 was primarily due to the fact that the company issued an amount of $2.9 MM of commercial bank notes to various suppliers in order to fund the operations of the company.

Investing cash outflow was $10.6 MM for nine months ended September 30, 2007 due to the following factors:

a)	$1.6 MM as part of the total consideration for SiBiono acquisition
b)	$5.9 MM for fixed assets and equipment purchase
c)	$0.8 MM for plant’s construction
d)	$1.2 MM for new drug license acquisition
e)	$0.8 MM for the purchase of land use right

Investing cash inflow was $6.4 MM for nine months ended September 30, 2007 mainly due to the proceeds from issuance of convertible promissory note.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sibiono is currently involved in litigation. The litigation concerned a purchase of equipment with a total contract amount of Rmb1,730,000 or approximately $217,236. According to the judicial decision of the People’s Court (Junior) of Lian Yun District of Lian Yun City, PRC dated April 20, 2007, since the company had already paid the initial deposit, the company should compensate the supplier with an amount of Rmb398,625 or approximately $50,055. The company appealed the case to the People’s Court (Senior) of Lian Yun District of Lian Yun City, PRC dated on May 18, 2007. The case is still under first appeal process.

Item 2. Changes in Securities.

None.

 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)     Reports of Form 8-K

On September 20, 2007, in its Current Report on Form 8-K for an event dated September 14, 2007, the Company reported appointment of Charles Mo as an independent director of the Board of Directors and as Chairman of the Audit Committee

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: November 19, 2007	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors