Form 10KSB
period 2007-12-31
Benda Pharmaceutical, Inc.
filed 2008-03-31
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 0-16397

BENDA PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	41-2185030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Sunny New World Tower, 25th Floor
No. 231 Xinhua Road
Wuhan, Hubei Province, PRC
(Address of principal executive offices)

+86 (27) 5953-8563
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

Issuer's revenues for its most recent fiscal year: $26,384,608

As of March 31, 2008, 100,803,509 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on March 27, 2008 by the NASD Over-the-Counter Bulletin Board) was approximately $15,320,549.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check One):
Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

Benda Pharmaceutical, Inc. (“we”, “us”, “our”, “Benda” or the “Company”), through our wholly owned subsidiary Ever Leader Holdings Limited (“Ever Leader”), is a pharmaceutical company that identifies, discovers, develops and manufactures both conventional medications and Traditional Chinese Medicines (“TCMs”) for the treatment of some of the largest common ailments and diseases (e.g., common cold, diabetes, cancer). We are also dedicated to the development, manufacturing and commercialization of gene therapy products.

Benda owns all of the capital stock of Ever Leader Holdings Limited, a holding company incorporated under the laws of Hong Kong SAR on October 29, 2005. Ever Leader owns 95% of the issued and outstanding capital stock of Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd., a Sino-Foreign Equity Joint Venture company incorporated under the laws of the PRC. Benda Ebei owns: (i) 95% of the issued and outstanding capital stock of Jiangling Benda Pharmaceutical Co., Ltd., a company formed under the laws of the PRC; (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co., Ltd., a company incorporated under the laws of the PRC; (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co., Ltd., a company incorporated under the laws of the PRC; and (iv) 60.13% of the issued and outstanding capital stock of Shenzhen SiBiono Gene Technology Co., Ltd. (“SiBiono”), a company incorporated under the laws of the PRC.

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

Kevin R. Keating, our former President and sole officer and director who resigned on November 15, 2006, is the father of Timothy J. Keating, the majority member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the party acquiring the controlling interest in us pursuant to the Purchase Agreement. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity Partners III, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of Applied Spectrum’s common stock to be acquired by KI Equity Partners III, LLC.

We did not become engaged in the pharmaceutical business until November of 2006. Before closing our recent share exchange transaction in November 2006, we were a shell company with nominal assets and operations, whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a business combination be negotiated and completed pursuant to which we (formerly known as Applied Spectrum Technologies, Inc.) would acquire a target company with an operating business with the intent of continuing the acquired company's business as a publicly held entity. We entered in an Exchange Agreement dated September 7, 2006 (the “Exchange Agreement”) with KI Equity Partners II, LLC (“KI Equity”), Ever Leader, a company incorporated under the laws of Hong Kong, and the owners of 100% of the capital shares of Ever Leader. The closing of the Exchange Agreement occurred on November 15, 2006. At the closing of the Exchange Agreement, we acquired all of Ever Leader's capital shares (the “Ever Leader Shares”) from the Ever Leader Shareholders, and the Ever Leader Shareholders transferred and contributed all of their Ever Leader Shares to us. In exchange, we issued 64,942,360 shares of our Common Stock to the Ever Leader Shareholders.

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

We currently have three core operating companies:

•
Yidu Benda develops, manufactures and sells bulk chemicals (or pharmaceutical intermediates), which are the raw materials used to make “Active Pharmaceutical Ingredients” (“APIs”). About 11.8 per cent of the bulk chemicals that we produce in 2004 were used for our own medicines. The remainder was sold in the market to unrelated parties. We did not sell to related Benda companies in 2006 or 2007.

•
Jiangling Benda develops, manufactures and sells APIs, which are one of the two components of any capsules, tablets and fluids that are pharmaceutically active. An API is the substance in a drug that produces the desired medicinal effect. The “excipient” is the inert material that holds the API (such as gelatin or water). About 3.7 per cent of the APIs that we produce in 2004 were used to produce some of our finished medicines. The remainder was sold in the market to unrelated parties. Jiangling Benda did not sell to related Benda companies in 2006 or 2007.

•
Benda Ebei develops, manufactures and sells (a) conventional finished medicines, which are non-patented, branded, proprietary small volume injection solutions (vials) used for a variety of treatments including hepatitis; and (b) Traditional Chinese Medicines (“TCMs”), which are herb-based and natural medicines used in TCM therapies (via our newly formed subsidiary Beijing Shusai). Some of the medicines we produce are of our own origination and protected from competition by certificates issued by China’s State Food and Drug Administration (“SFDA”).  There are no differences between the regulatory processes for conventional medicines and Traditional Chinese Medicines. Traditional Chinese Medicines are ready-make medicines, which are produced according certain curing principles and prescriptions and can be used immediately, such as pills, medicinal granules and capsules.

The Chinese government agency, SFDA, provides approval for drugs released into the market in China.. Unlike the Food and Drug Administration (“FDA”) in the United States, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs.

Each core Benda operating company has its own manufacturing facility located near Wuhan, in Hubei Province. Good Manufacturing Practices (“GMP”) certification was issued to Benda Ebei on November 11, 2003 for the production of injection vials. Benda Ebei was designated a High and New Technology Enterprise by the Science and Technology Bureau of Hubei Province on July 6, 2005 for a period of two years. This designation represents formal recognition by the provincial government that a company has developed or acquired new technology of significance, and triggers a number of government support and incentive policies, including availability of land for expansion, research grants and discounts on bank loan interest. The designation expired on July 6, 2007; however, we have passed the re-examination and the new designation was received on August 2007. Although we have not received any support from the government to date, such a designation may be useful in obtaining incentives in the future. Our Yidu Benda facility produces bulk chemical intermediates for raw material medicine and does not require GMP certification. Our Jiangling Benda facility was closed for renovation in July 2004 to comply with GMP standards. The Jiangling plant reopened on August 10, 2007, and has been producing Ribose, the only product that does not require GMP approval. We are currently working on obtaining GMP certification so that we can use the Jiangling plant for our other products. We currently have all of the production equipment in place and the new facilities have been installed and tested. Jiangling Benda plans to produce four types of active pharmaceutical ingredients and they are Ribavirin, Asarin, Levofloxacin Mesylate and Ribose. All workshops at the Jiangliing Benda facility need to pass GMP certification except for the Ribose shop. However, due to the overhaul and restructuring of SFDA, the management could not estimate the exact timing for obtaining GMP certificate. If we are unable to obtain GMP certification, further delays and expenses will result, and we will be unable to operate out of such workshops until the GMP certification has been obtained.

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

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

The organizational chart after the acquisition of SiBiono would be stated as follows:

Benda Pharmaceutical Inc. (Delaware)
100%
Ever Leader Holdings Limited (Hong Kong)
Offshore
Onshore (PRC)
95%
60.13%
Shenzhen SiBiono GeneTech Co., Ltd.
Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd.
5%
Other Shareholders
39.87%
75%
95%
95%
Beijing Shusai Pharyngitis Research Co., Ltd.
Jiangling Benda Pharmaceutical Co., Ltd.
Yidu Benda Chemical Co., Ltd.
25%
5%
5%
Mr. Feng Wang
Mr. Yiqing Wan (Husband of Ms. Wei Xu)

PRINCIPAL PRODUCTS

In 2007, our revenues were principally derived from sales of products listed in Figure 1. We have SFDA approval for all medicines and active pharmaceutical ingredients that we market. Sales of herbal TCM’s and bulk chemicals do not require SFDA approval. Our medicines have undergone pharmacological experiments in order to research the medicines’ effect and mechanism on organisms. On the other side, the experiments also research the organisms’ effect on the medicine. It includes pharmacodynamics and pharmacokinetics. Pharmacological experiments and clinical trials have similarities. Clinical trials are part of pharmacological experiments. However, pharmacological experiments mainly use animals as research subjects, while clinical trials generally utilize patients as research subjects. Pharmacological experiments are carried out by regulations of non-clinical medicine research and quality control issued by SFDA.

Main Products

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Branded	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Branded	Haemostatic
Benda Ebei	Nokeqing injection vial	Branded	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Branded	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Branded	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Branded	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Jiangling Benda	Ribose API (1)	API	An ingredient for the manufacture of antibiotic drug
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”) (2)	Bulk chemical	Ribavirin manufacture, anti-virus
Yidu Benda	L-methionine (2)	Nutrition	Nutrition, an essential amino acid for humans

(1)
The upgrade process of Jiangling Benda had been completed and is now waiting for the China’s State Food and Drug Administration (SFDA)’s approval for GMP certificate. However, due to the overhaul and restructuring of SFDA, the management could not estimate the exact timing for obtaining GMP certificate.

The sole product that being sold in the reporting period of the year 2007 was Ribose which does not required the GMP certificate but the production of the other three products do require the GMP certificate.

(2)
Yidu Benda was temporarily closed since mid January 2007 to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

Yidu Benda has completed its upgrading of the waster water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process.

Once Yidu Benda resumes its production, two products, Triazol carboxylic acid methyl ester (“TCA”) and L-methionine will be produced. The other two products, Tricabroxylic acid amide (“TAA”) and 1,2,3,5-Tetraacetyl-β-D-Ribose, that previously produced in the year 2006 will not be produced due to the environmental consideration.

SFDA Compared to the FDA

The SFDA approval process is similar to the FDA approval process. They both require three phases of clinical trials.

•	Phase I: Test the safety of drugs. 20-80 cases are required by FDA, while 20-30 cases are required by SFDA.

•	Phase II: Test the efficacy of drugs. Several hundred cases are required by FDA, while 100 cases are required by SFDA.

•	Phase III: Expand the sample group and further test the safety and effectiveness of drugs. Several hundreds, even thousands are required by FDA, while 300 hundred cases are required by SFDA.

Before a drug can be sold in China, the drug needs to undergo the above three phases, namely pre-clinical trial, clinical trial and finally, GMP approval. The approval of a drug by SFDA does not guarantee the approval by FDA. However, drugs approved by SFDA can be exempted from certain steps in US clinical trials before applying for FDA.

Benda Ebei Products

Of our branded medicines, the Shusai-A Nefopam Hydrochloride solution, sold in injection vials, is particularly noteworthy. According to a pharmacological experiment, Nefopam Hydrochloride has an analgesic effect 10.4 times greater than that of aspirin. Furthermore, it is not addictive and causes no known side effects.

Pharmacological experiments research the medicines’ effect and mechanism on organisms. On the other side, the experiments also research the organisms’ effect on the medicine. It includes pharmacodynamics and pharmacokinetics. Pharmacological experiments and clinical trials have similarities. Clinical trials are part of pharmacological experiments. However, pharmacological experiments mainly use animals as research subjects, while clinical trials generally utilize patients as research subjects. Pharmacological experiments are carried out by regulations of non-clinical medicine research and quality control issued by SFDA.

The chemical name of this product is Nefopam hydrochloride. It mainly contains: 5-Methyl-1-Phenyl-3,4,5,6-Tetrahydrocannabinol-1H-2,5-benzoxazocine, fenazoxine hydrochloride. It is a new type of Non-narcotic analgesics which has the function of low-grade Antipyretic and muscle relaxants. Its chemical structure belongs to O-methyl benzene ring of diphenhydramine, so it does not have the attribute of Non-steroidal anti-inflammatory drugs, nor Opioid receptor agonist. It is effective for middle-grade and heavy-grade pain. Intramuscular injecting 20mg of Nefopam hydrochloride equals to intramuscular injecting 12mg morphine. It has light effectiveness on respiration inhibition. It has no inhibition on circulatory system. It has no tolerance or dependence. It can be rapidly oral absorbed, Tmax 1-3 hours, and it has obvious effect while first pass. T1/2 4-8 hours, the binding rate of plasma protein is 71%-76%. It is metabolized by liver to lose its pharmacological activities. Most of it will be excreted through kidney. The prototype drug will be less than 5% and only a little will be excreted along with excretion. It is used for pain-killing after operation, cancer pain, and acute pain. It is also used for visceral smooth muscle cramps such as acute gastritis, in-biliary ascariasis, ureterolithiasis.

The clinical trials were conducted in 1993, instructed by Doctor Guozhong, Peng. Ebei plant paid for all clinical trial expenses. It passed the clinical trials in 6 clinical institutes including the provincial hospital of Hebei, the second and the forth hospital attached Hebei School of Medicine, Bethune international peace hospital and etc. The efficacy rate is around 80% for all 374 cases examined. There is no follow up results.

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

Jiangling Benda Products

Jiangling Benda plans to produce four types of APIs: Ribavirin, Asarin, Levofloxacin Mesylate and Ribose. Among those types of API, Jiangling Benda have received SFDA production approval for Ribavirin, Asarin and Levofloxacin Mesylate whereas the production of Ribose does not require the SFDA’s approval. Furthermore, the production of Ribose does not require the GMP certificate, but the production of the other three products do require the GMP certificate.

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

•	Levofloxacin Mesylate is a synthetic broad spectrum antibacterial agent for oral and intravenous administration. Benda’s Levofloxacin received SFDA approval as new drug ingredient on March 5, 2006.

•	Ribose is a kind of active pharmaceutical ingredient and which is used to manufacture antibiotic drug and which does not the approval from SFDA.

Yidu Benda Products

Yidu plans to produce one type of bulk chemicals:

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

Due to a government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. Yidu Benda passed environmental estimate and safety estimate by the expert groups from the Safety Supervision Bureau and Environmental Protecting Bureau in Yichang city on September 25, 2007 and October 10, 2007, respectively. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process.

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

The highest price markup along the distribution channel is on sales by medicine reps to hospitals because such markups finance kick-backs paid by the reps to doctors. This unfortunate, but common, practice is condemned by PRC’s patients and medical industry regulators, but no effective method has been found to stamp it out. In reality, there are “kick-backs” phenomena which are paid by the reps to doctors, not by our company to doctors. However, in the normal course of business, sales commission would be incurred between our company and clients, such as agents or wholesalers etc., in order to have a sense of incentive to them. This sales commission scheme is fully disclosed in the sales contracts and is also allowed by the relevant PRC regulations.

Benda Ebei sells its products to agents or wholesalers. This method minimizes the need for a direct sales force and distances Benda Ebei from questionable kick-backs and potential legal consequences.

Active Pharmaceutical Ingredients (“APIs”)

Our APIs are purchased by other Chinese drug companies on an order-by-order basis. The domestic industry is tight-knit and API marketing still relies on word-of-mouth, reputation, and personal contacts. Although we have temporarily closed the Jiangling plant to complete renovation and obtain GMP certification, we have maintained relationships with all our former clients and expect to bring on other drug companies as new customers.

Jiangling Benda plans to produce four APIs: Ribavirin, Asarin, Levofloxacin Mesylate and Ribose whereas the production of Ribose does not require the GMP certificate, but the production of the other three products do require the GMP certificate. Jiangling Benda re-opened on August 10, 2007 and started producing Ribose. The sales of Ribose began in October 2007. However, due to the overhaul and restructuring of SFDA, the management could not estimate the exact timing for obtaining GMP certificate for the production of other three types of API.

Though Jiangling plant ceased operation in the past few years, it has been in consistent talk with old customers and attended national API conference. Nine sales professionals attended the national API conference in November 2007 and notified the old customers that Jiangling plant will start to produce API soon and received good feedback from those old customers.

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

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that the following products in our development pipeline will generate growth in our revenues in the next few years. We expect to begin mass production for products for which we recently received SFDA approval as soon as possible.

The registration of a medicine must first be undertaken at the provincial level. First, you need to make an application in the provincial Food and Drug administration, then you must pass the on-the-spot examination of the provincial registration office and the initial inspection of information experts. After that, you can apply for the experts’ technological evaluation of National Medicine Analysis and Judgment center. Only after you received the technological evaluation, your registration can be transferred to SFDA to have administrative ratification. After the ratification, you will be issued new license and ratification number. In most situations, after the application and record of provincial Food and Drug administration, the company’s products will not be examined again by National Medicine Analysis and Judgment center, which is similar to the first step of technological check.

Due to the restructuring of SFDA, the process of approval new drug has been on hold since the beginning of 2007. We do not know how long it will take to resume the approval process.

The Company can only obtain the license for the new medicine and the production license after the completion of the clinical experiments. The procedures of obtaining new drug certificate with the SFDA are as follows:

1. Submit the application to the Province SFDA;

2. Then the Province SFDA will perform the physical inspection;

3. If we pass the physical inspection, the related application would be transferred to the State SFDA;

4. After ratification, the new drug license and ratification number would be issued.

Development Status of Key Products in Our Pipeline

Name of Product	Type	Main Function	Status
Pharyngitis Killer	Herbal TCM Oral Liquid and Treatment	Anti-respiratory tract infections	Market launch underway; SFDA Certificate not necessary
Qiweiben Capsule	Branded TCM	Diabetes treatment	New Medicine Application is accepted by SFDA; awaiting for SFDA approval and production permit
Yan Long Anti-cancer Oral Liquid	Branded TCM	Treatment of cancers of the digestive tract	Awaiting for SFDA approval (1)
500mg:5ml Tranexamic Acid Injection vial	Generic	Haemostatic	SFDA production approval H20044601 received; Put in production line.
200mg:2ml Ribavirin Injection vial	Generic	Antibiotic	SFDA production approval H42021048 received; Put in production line.

1000mg:2.5mlVitamin C Injection vial	Generic	Vitamin	Achieved State acceptance and hearing Y0405945; SFDA production approval H20067577 received; Put in production line.
0.1g:2ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056701 received; Put in production line.
0.2g:5ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056702 received; Put in production line.
Lappaconitine Hydrobromide Injection vial	Branded Medicine	Analgesic	SFDA production approval H20055966 received; Put in production line.
Asarin Injection vial	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in May 2006
Asarin pill	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in August 2006; Need further bio-clinical trial.
Asarin granular medicine	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006
Asarin oral liquid	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006; Need further bio-clinical trial.
Lysine Hydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
Arginine Monohydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
100mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
500mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
α-Asarin raw medicines	API	Upper respiratory infection	SFDA production approval H20059540 received; prepare for production.
Levofloxacin mesylate API	API	Antivirus	Filing completed at provincial bureau level; SFDA approval received; prepare for production.
GCLE	Bulk chemical	Production of Antibiotics	As it is a chemical product, it does not need SFDA approval.

(1) Yanlong oral solution has finished its earlier stage of research, and the Company is in the process of applying for SFDA’s permission of clinical trials. The new drug certificate will only be issued after the clinical trails.

New Branded Medicines

Our upcoming branded medicines include Qiweiben capsule and Yanlong anti-cancer oral liquid, which are proprietary traditional Chinese medicines, and Pharyngitis Killer Therapy, which is a combination of herb-based traditional Chinese medicine and treatments. We expect these products to have a significant positive impact on our future operational results.

Our New Branded Traditional Chinese Medicines

Features	Pharyngitis Killer Therapy	Qiweiben Capsule	Yanlong Anti-cancer oral liquid
Targeted IP/ Formula Protection Period (1)	Not Applicable (2)	7+7 years (7)	7+7 years (7)
Our Ownership	75% (3)	100%	100% with reservation (4)
Completion Date Of Clinical Tests	Not Applicable	Pening (6)	Pending (6)
New Medicine Certification Date	Not Applicable	Pening (6)	Pending (6)
Expected installation of GMP quality production line (5)	Not Applicable	Pending (6)	Pending (6)
Expected SFDA Production Certification	Not Applicable	Pending (6)	Pending (6)
Expected Commencement of Production	Launched June 2006	Pending (6)	Pending (6)

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

(3) Benda owns 75% of Beijing Shusai Pharyngitis Research Co., Ltd., a company that owns all product and market exploitation rights to Pharyngitis Killer Therapy.

(4) The inventor of Yanlong Anti-cancer oral liquid, Mr. Yan Li, has reserved the right to sell the product to one hospital in Hong Kong, one hospital in Taiwan and one hospital in Shenzhen province.

(5) GMP certification is expected once the facility installation for the products below referenced products and examination by the related local government agency is completed.

In order to produce Qiwweiben, the following table shows the production facilities are purchased and installed, and they are all located in Benda Ebei and waiting for the government agency for inspection:

No.	Equipment	Model No.	Quantity
1	Muller	300A	2
2	powder shifter	ZS-350	2
3	powder shifter	XS-650	1
4	3D mixer blender	HD-1000	1
5	Ultrasonic spray drier	FL-120	1
6	Wet mixer granulator	GHL-250	1
7	Slot shape Mixer	CHL-150	2
8	granule drier	TC-Z-Ⅱ	1
9	Capsule filling machine	NJP-1200	1
10	Capsule polishing machine	YPJ-Ⅱ	1
11	fast packing machine	DPH-250D	1

In order to produce Yanlong Anti-cancer Oral Liquid, the following table shows the production facilities are purchased and installed, and they are all located in Benda Ebei and waiting for the government agency for inspection:

No.	Equipment	Model No.	Category
1	Solution Preparation Reservoir	PLG-1.0
2	Fluid Storage Reservoir	ZYG-1.0
3	High Level Reservoir	N/A, general machinery	Liquefy
4	Micro-filters	N/A, general machinery	System
5	Filters for Sugar Syrup	N/A, general machinery
6	Sugar Dissolving Reservoir	HTG-0.5
7	Bottle Filling Machine	QCX60
8	Sterilization System	AQS1.2	Bottling
9	Labeling Machine	TWJA	System
10	Light Examine Workstations	N/A

(6) Due to recent restructuring within SFDA, the approval process for new medicines has been ceased since November 2006, except for the first class new medicines which are drugs that have never been sold or appeared in the market in China. The management expects that such situation would still last for an indefinite period.

(7) According to the relevant Chinese patent drug policies of SFDA, all national protective Chinese patent drugs can apply for a seven-year protective period. During the period, other pharmaceutical enterprises cannot produce imitation products. After the first seven years, the company can apply for another seven years’ protective period.

Pharyngitis Killer Therapy (Anti-Respiratory Tract Infections)

Product Description: This is an entirely natural Chinese medicine and treatment containing no hormones or antibiotics, which cures a wide range of upper respiratory tract infections, ranging from the common cough to more advanced respiratory illnesses, such as acute and chronic pharyngitis, tracheitis and bronchitis which has already been proven by clinical trails which are conducted by the company together with the co-operated hospitals.

The clinical trials were conducted by the company together with co-operated hospitals which was based on the sample size 50 chronic respiratory patients who either had the symptom pharyngoxerosis throat itch, chest distress and feeling suffocated or oppressed, throat swelling and sore or vocal cord weary and hoarseness. The medical products used as a comparison were Pharyngitis Killer Therapy (in form of herb drink) alone and chronic comprehensive therapy.

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

However, the above data was only conducted by the company together with co-operated hospitals which was based on the sample size 50 chronic respiratory patients. In order words, such clinical trials were not performed by the formal requirement of SFDA.

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

Status of Planned Pharyngitis Clinics

Due to the restructuring of SFDA, the related policies of SFDA have changed such that the local hospitals are not allowed to co-operate with third parties. These changes have caused us to discontinue our plans of setting of Pharyngitis Clinics. The management of the company is seeking and considering other alternatives to launch this particular drug, however up to now there is no definite plan yet.

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

Production: We have been building Qiweiben production facilities. In order to produce qiwweiben, the following table shows the production facilities or equipment which have been purchased and installed. The equipment are all located in Benda Ebei and waiting for the government agency for inspection:

No.	Equipment	Model No.	Quantity
1	Muller	300A	2
2	powder shifter	ZS-350	2
3	powder shifter	XS-650	1
4	3D mixer blender	HD-1000	1
5	Ultrasonic spray drier	FL-120	1
6	Wet mixer granulator	GHL-250	1
7	Slot shape Mixer	CHL-150	2
8	granule drier	TC-Z-Ⅱ	1
9	Capsule filling machine	NJP-1200	1
10	Capsule polishing machine	YPJ-Ⅱ	1
11	fast packing machine	DPH-250D	1

We intend to start manufacturing and marketing the product immediately after receiving GMP certification. However, due to recent restructuring within SFDA, the approval process for new medicines has been ceased since November 2006, except for the first class new medicines. The management expects that such situation would still last for an indefinite period.

Clinical Experiments:

Qi Wei Xiao Ke capsule is a Chinese traditional medicine capsule whose main raw material is male Sangcan moth of no copulation. Biochemistry engineering technique is used to extract its useful components, which are produced to traditional Chinese medicine capsule preparation by adding six additional kinds of traditional Chinese medicinal materials.

Experiments with animals have shown that it can lower the blood glucose of streptozotocin diabetes big mouse and ALX diabetes little mouse and can increase the big mouse’s glucose tolerance content of ALX and prolong the submerged weight swimming time of ALX diabetes little mouse.

The male Sangcan moth is rich in brain hormone, ecdysone, male hormone, etc. and contains many amino acid, vitamins and microelement that are needed by the human body. The biological extracts of the male Sangcan moth which are added with milk veteh, the extracts of root of yellow kudzuvine and sealwort, and the extracts of medlar, and then mixed with trichosanthes and rhubarb micro mist, are adequate for traditional medicine’s curing for deficiency of both yin and yang, II diabetes of Qi deficiency and blood silt. It is tested for 420 clinical researches in Beijing Guang An Men Hospital-a subordinate hospital of China Academy of Chinese Medical Sciences and Shandong traditional Chinese medicine hospital, Liaoning traditional Chinese medicine hospital, and Jiangsu traditional Chinese medicine hospital which are four clinical experiment base of new drug. The total effective rate is 88.67% regardless of whether the disease history is long or short, and it has no poisonous side effect to human body.

The medicine was conferred patent of invention by National Patent Bureau in 1996 (patent No. Z96105259·7). Qi Wei Xiao Ke capsule received the new drug license (SFDA No.: Z20010134) and production approval license (SFDA No.: Z200110150) issued by SFDA in October, 2001.

Up to date, we have already submitted the related documents and awaiting for the approval of SFDA.

Yan Long Anti-cancer Oral Liquid

Product Description: The Yan Long Anti-Cancer Oral Liquid (“Yan Long”) is a conventional Chinese patent drugeffective against cancers of the digestive tract such as anal, bile duct, colon, esophageal, gallbladder, liver, pancreatic, rectal, and gastric cancers. It is especially effective in helping patients withstand chemotherapy treatment. Yan Long has successfully completed first and second phase clinical trials and Benda Ebei plans to begin the third phase.

Yanlong Anti-cancer Oral Liquid is a kind of pure mixture contains Chinese traditional medicine such as: Baiying, Morel, Salvia, Gentiana, Angelica, etc.

Starting in 1989, Yanlong anti-cancer oral liquid was given to 30 patients with primary liver cancer for the clinical trails. The number of the survivals for the year of 1990, 1991, 1992 and 1993 were 23, 17, 11 and 8 respectively. By March 2004, among the eight surviving patients, two do not have any signs of recurrence, three take care of themselves but are still physically weak, three regressed and returned to the hospital for treatment. I n this clinical research, the survival rate of the patients observed for over 14 years reached 26.67%.

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

IP protection/ technology confidentiality: Benda Ebei has applied for patent protection for Yan Long and expects to receive a 10 year patent when the registration process is completed

Production: The production facilities and equipment for Yan Long were installed and implemented in July 2007. We intend to start manufacturing and marketing the product immediately after receiving GMP certification. Due to recent restructuring within SFDA, the approval process for new medicines has been ceased since November 2006, except for the first class new medicines. The management expects that such situation would still last for an indefinite period. The process of third phase clinic trail of Yang Long, application for IP protection and the application of certificate are pending.

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

This new product will be produced in our Yidu plant. Due to a government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007.

Yidu Benda has completed its upgrading of the waster water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process.

3	Source: China National Medical Information Center Southern Sub center

INDUSTRY AND COMPETITIVE FACTORS

There is certain industry and competitive factors which we believe will be critical to achieving our growth:

•
Rapidly growing Chinese pharmaceutical market. In 2005, China was the 9th largest and fastest growing pharmaceutical market in the world. The Chinese currently spend about $12 per capita on pharmaceuticals compared to $340 per capital in the U.S. As the Chinese population ages and becomes wealthier, the already large Chinese pharmaceutical market is poised for continued explosive growth. According to IMS Health, Inc., a research firm, the Chinese pharmaceutical market grew by over 28% and 20% in 2004 and 2005, respectively. According to Boston Consulting Group, China’s pharmaceutical market will become the 5th largest in the world by 2010. Further, a recent report by McKinsey & Co. reported that Chinese healthcare spending will grow from $21 billion in 2000 to approximately $323 billion by 2025, or at a compounded growth rate of 11.6%. (Farrell D., Gersch U., Stephenson E., (2006) The Value of China’s Emerging Middle Class, McKinsey Quarterly)

•
Benda is uniquely positioned to capture market share. Our growth potential will be largely driven by our launch of three innovative and proprietary Chinese medicines, recently added to our product line: Pharyngitis Killer Therapy (anti-respiratory infection treatment), Qiweiben Capsule (diabetes) and Yanlong Anti-Cancer Oral Liquid. Benda also currently produces and sell 81 types of medicines certified by the SFDA, three types of APIs and five types of bulk chemicals. Several additional products are in development, at various stages. Our wide range of certified medicines, APIs and bulk chemicals have historically, and will continue to provide us with steady growth in revenues and profits.

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

•
Benda’s GMP compliant manufacturing processes provide us with a strong competitive advantage in the Chinese healthcare market. The government has formulated an Action Plan for the Modernization of Chinese Medicine to boost the quality of Chinese medicine and enhance China's ability to compete in world markets. As such, all domestic producers of APIs were required to be GMP compliant by the end of 2004. Since the end of June 2004, the SFDA has been closing down manufacturers that do not meet the new GMP standards. In contrast to many of its competitors, Benda has made significant investments in refitting our manufacturing systems to comply with GMP standards. Our Benda Ebei plant received GMP certificate from SFDA on November 11, 2003. We have completed the installation of our Jiangling Benda manufacturing facilities (for the production APIs) and applied for GMP authentification in December 2007. We expect to receive approval by the end of February 2008. Our Yidu Benda facilities, which produce bulk chemicals, are not subject to GMP certification requirement.

•
Potential for API export sales. We have demonstrated some initial success to date in exporting indirectly our products and increasing our international exposure. Star Lake Bioscience Co., Ltd. (“Star Lake”), one of our customers which is located in Zaoqing City, Guangdong province, is the only drug manufacturer in China to receive U.S. FDA approval to export its medicine to the U.S. We have an established business relationship with Star Lake since 2003. We are presently undergoing the FDA certification process for one of our APIs, which is used to manufacture drugs to alleviate SARS and SARS-like diseases. During the SARS period in PRC, one of the API products, Ribavirin, was used as a basic element and combined together with hormones in order to make an effective drug for the treatment of SARS. The Company will begin exporting the product once it has obtained FDA approval.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Benda Ebei Suppliers

Benda Ebei plant manufactures injection vials from APIs. Benda Ebei’s largest supplier of APIs was Hubei Fourth Ring Pharmaceutical Co., Ltd. In 2007, Benda Ebei purchased approximately $4.32 million, worth of Tranexamic Acid from this supplier, equivalent to 14 per cent of Benda Ebei’s raw materials purchases by value. In 2006, Benda Ebei’s largest supplier of APIs was Nan Yang Pung Gong Co. Ltd and Benda Ebei purchased approximately $994,000 worth of Tranexamic Acid from this supplier, equivalent to 16 per cent of Benda Ebei’s raw materials purchases by value.

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

Jiangling Benda re-opened on August 10, 2007 and started producing Ribose. The sales of Ribose began in October 2007 and the largest supplier was Henan Xinxiang Huaxing Pharmaceutical Co. Ltd. and approximately $470 K worth of raw materials was purchased from this suppliers, equivalent to 70% of total the raw materials purchases by value.

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

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007.

Yidu Benda has completed its upgrading of the waster water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Therefore, there was no supplier incurred in the year of 2007.

Packaging Material Suppliers

Our packaging materials are purchased from two main suppliers. In 2007, we purchased approximately $900,000 worth of plastic packaging material from Anlu ZhongYa Plastics Package Factory, equivalent to 11 per cent of our packaging supplies by value. In 2006, we purchased approximately $1,229,000 worth of plastic packaging material from Anlu ZhongYa Plastics Package Factory and Anlu Zhong’Ao Printing Factory, equivalent to 19 per cent of our packaging supplies by value.

The standardized purchasing contract, which is designed by the PRC government agency, is being adopted. The major terms (or components) of the purchasing contracts are stated are as follows:

1.	payment schedule which is based on the negotiation;

2.	the goods are inspected and received according to the PRC regulations for materials of producing drug;

3.	breach contract, then parties have the right to sue in the PRC local civil courts;

As there were many transaction contracts during the years, since the company formed purchasing contract with the suppliers for lots of material purchased, therefore we just listed three of those and shown as a sample for reference.

However, our company does not depend on any sole source suppliers, since the raw materials market is opened in the sense that we could have plenty of choices of the suppliers (each category of materials purchased may have three to five suppliers in the market). We only choose those suppliers who could offer better terms to us and having a long term co-operation relationship.

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

To a large extent, we rely on such protection regulation to protect our intellectual property rights with respect to such products. In addition, as of December 31, 2005, we filed four patents for manufacturing technologies, primarily relating to our medicine products and manufacturing techniques and the applications are still in the approval process

Our Patents

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

SiBiono patents

Our company has already applied for 6 patents and they are shown in the following table:

Item	Patent name	Countries / Date	Application Number (1)	Publication Number (2)	Approved Patent Number (3)	Name of Patent Inventor (6)	Name of Applicant (6)	Patent Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	12/14/1998	9/15/1999	7/3/2002
2	A recombinant constructed by a virus vector and a human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	5/8/2002	3/12/2003	11/24/2004

	B	PCT (4)		WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	3/8/2004	9/16/2004	N/A
3	Recombinant gene medicine of adenovirus vector and and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	5/10/2003	2/4/2004	7/25/2007

	B	PCT (4)		WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	5/9/2004	12/2/2004	N/A
4	The application of recombinant adenoviral p53 as cancer vaccine (tentative title)
	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	1/26/2005	10/12/2005	8/29/2007

	B	PCT (4)		WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	1/26/2005	8/3/2006	N/A

	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	3/7/2005	12/22/2005	N/A
5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	6/13/2003	7/21/2004	N/A

	B	PCT (4)		WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	5/9/2004	12/23/2004	N/A
6	The complex of polypeptide liposome and human VGEF gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	7/4/2002	1/8/2003	N/A

Note:
(1) Application number is obtained when application is submitted;
(2) Publication number is obtained after the first phase examination;
(3) Approved patent number is obtained after the final examination;
(4) PCT is referred to an International Patent Organization in Paris;
(5) US is referred to the application is made in United States of America alone;
(6) Peng is referred to Zhaohui Peng; Zhang is referred to Xiaozhi Zhang; Zhu is referred to Jinya Zhu.

The validity of the patent is 20 years since the application date.

On January 29, 2008, SiBiono entrusted Grandall Legal Group Shenzhen Law Firm to issue a legal letter to Zhaohui Peng, one of the shareholders of Sibiono and the inventor of Gendicine, requesting him to transfer all the title of patents to SiBiono.

On June 18, 1999, during the formation of SiBiono, Zhaohui Peng transferred the rights to the patent “A new method for manufacturing recombinant adenovirus” and related research results to SiBiono as a payment for the registered capital. In return, Zhaohui Peng was granted 32.03% of the common stock of SiBiono.

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized in the above table.

As indicated in the above table, Item 1, the patent “A new method for manufacturing recombinant adenovirus” had been assigned to SiBiono; however, the other approved patents (item 2 through item 4) in PRC still have not been assigned to SiBiono. The Group believes that all the above mentioned patents should be rightfully transferred to SiBiono, a subsidiary of the Group. Accordingly, the above mentioned legal letter was issued on this ground.

The Group and Zhaohui Peng are currently in negotiations regarding the patent transfers. However, if Zhaozhui Peng refuses to transfer all the patents’s title to SiBiono, the Group will take a legal action against him.

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

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS

We spent $553,962 and $30,821 on direct research and development (“R&D”) efforts in 2007 and 2006, respectively. Rather than spend considerable sums internally on R&D in a market where we can not easily protect our results of development, we prefer to leverage our management team’s extensive industrial network and knowledge in finding new drugs and treatments that may be potentially very successful but which have not yet been brought to market. We carefully evaluate each of these drugs before making a purchase decision. We believe each of our new products will enjoy considerable success in the market.

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

The science and technology cooperation agreement between College of Chemistry and Life Science of China Three Gorges University and Yidu Benda:

Party A: China Three Gorges University (Party A for short in the following)

Party B: Yidu Benda Chemical Co.Ltd. (Party B for short in the following)

To increase the science and technology progress of Yidu Benda Chemical Engineering, Inc. (“Yidu Benda”), to improve the quality of its products and its production efficiency, and to fully make use of scientific intelligence, technologies and experimental equipments of College of Chemistry and Life Science of China Three Gorges University (“University”), after negotiation, the two parties decided to cooperatively build a “drug raw material research and development group”. The concrete agreements are as follows:

1.
The “drug raw material research and development group” is consist of members of both parties, including one group leader, two assistant group leaders and five science and technology workers. The group leader is assigned by University, while the two assistant leaders are assigned by the two parties, one for each party. The remaining five workers are decided by negotiation according to the demands of project research.

2.	The research and development projects are put forward by Yidu Benda, and are decided after the demonstration of the two parties.

3.
The research funds are supported by Yidu Benda, and University shall supply all the experimental equipment and the related condition according to needs, in which including: University provide certain number of chemistry and chemical engineering apparatus and equipment for common usage and help Yidu Benda to build a basic laboratory and assist Yidu Benda to build a pilot laboratory.

4.
The expense of the research and development projects includes: drug reagent, low priced and easily worn detecting fees, the transportation fees between school and company and allowance of research workers.

5.	University can directly send relative researchers to Yidu Benda to organize and guide project task research according to needs.

6.	The property rights and interests of the project achievements will be appointed by Project Contract.

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

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. Up to date, the company had spent approximately $0.2 MM to re-design and improve the existing system. Nowadays, Yidu Benda has received an oral consent from the local government agencies that the re-designed production facilities have passed the examinations and the related feasibility studies of the product that are going to produced in Yidu Benda has also been submitted.

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

In connection with the Equity Transfer Agreements, we entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”) for financial consultancy services rendered by Super Pioneer. Pursuant to the Financial Consultancy Agreement, we agreed to issue 2,100,000 shares of our common stock to Super Pioneer within three months from the date of the agreement. Super Pioneer agreed to lock up the shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Super Pioneer shall have the option to require us to redeem 1,960,000 shares of the stock owned by Super Pioneer at a price of $3.6 per share. Such option shall expire within one month from the last date of the three month period.

On June 11, 2007, Benda Ebei entered into Equity Transfer Agreements with Yaojin Wang and Huimin Zhang, shareholders of SiBiono, for the purchase of an additional 2.56% of the shares of SiBiono’s common stock for total consideration of RMB2,560,000 due and payable on or before June 30, 2007. Accordingly, Benda Ebei holds a total of 60.13% of the shares of SiBiono’s common stock.

In connection with the Equity Transfer Agreements, we entered into Technical Consultancy Agreements with Yaojin Wang and Huimin Zhang for technical consultancy services rendered by Yaojin Wang and Huimin Zhang. Pursuant to the Technical Consultancy Agreements, we agreed to issue 33,585 shares of our common stock to Yaojin Wang and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreement. Yaojin Wang and Huimin Zhang agreed to lock up their shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.6 per share. Such option shall expire within one month from the last date of the three month period.

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

On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine® in China. Gendicine® is the first ever commercialized gene therapy product approved in the world by a government agency. It is only approved and commercialized in PRC alone; however there is no other gene therapy product like Gendicine has been approved and commercialized in other countries. One of the factor causing this situation may be due to the fact that China’s lack of regulatory obstacles in conducting gene therapy trails.

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

SiBiono has undertaken a number of national and provincial research and development projects, including biotechnology projects of “National 863 Plan”, projects of “National 973 Plan”, key research project of “National Tenth Five-Year-Plan”, projects funded by “National Innovation Fund”, projects of “National Key Scientific Development Plan”, National Hi-tech Industrialization Projects, Key Platform Technology Development Projects in Guangdong Province, as well as Hi-Tech Industrialization Projects of Shenzhen Municipality. By participating in those national projects, the reputation of SiBiono could be raised in China and also it allows us to apply for the funding from the local government agencies to support our gene therapy research activities.

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

Commercial Bank Note

On August 14, 2007, Benda Ebei entered into a three year non-interest bearing commercial bank note issuable agreement with Shanghai Pudong Development Bank. The total commercial note issuable limit is Rmb 60 million; however 50% of the deposit has to be made to the bank in order to secure the issuance of the commercial bank note, thus the net available amount is Rmb 30 million. The repayment period of each commercial note payable is six months. If the net amount of each commercial bank note payable is not settled on the due date, the penalty will be the penalty rate of the PRC bank loan on a daily and compound basis.

The credit facility was originally guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei. The Sibiono guarantee may have been a violation of the terms of the convertible promissory notes entered into with certain accredited and institutional investors on April 5, 2007. However, on December 15, 2007, Benda Ebei received a consent letter from Pudong Bank that Pudong Bank agreed to cancel SiBiono’s guarantee toward this credit facility.

As of December 31, 2007, Benda Ebei and Jiangling Benda deposited $2,615,254 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of December 31, 2007, the balance if the commercial bank notes payable was $5,118,758. Thus the net commercial bank notes payable was $2,503,504 as of December 31, 2007.

On January 21, 2008, Benda Ebei entered into a supplementary agreement with Shanghai Pudong Development Bank, to supplement the commercial bank note issuance agreement dated on August 14, 2007. According to this supplementary agreement, the credit facility is further secured by the buildings, machinery and equipment of Jiangling Benda. As of December 31, 2007, the net book value of secured property and equipment was approximately Rmb67.33 million (or $9.2 million).

EMPLOYEES

As of December 31, 2007, we had approximately 489 full-time employees, including 48 sales people, 19 technology and R&D staff, and 408 production staff and no part-time employees. Among our current employees are two Ph.D.s and 17 holders of master’s degrees. All executives have received master-degree level executive training and all members of our staff have undertaken GMP training.

We have a sales office in each of three cities that promote our branded medicines. As of December 31, 2007, approximately 18 people in our Central China Sales Office were located in Wuhan, and 16 people were in our Southern China Sales Office located in Shenzhen.

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

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives; on the other hands, our company will also keep a close eye on expanding opportunities, for example, acquisition of state-owned enterprises.

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

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses in PRC that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in PRC, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate. If our acquisition strategy is not successful, our revenues and profit will be solely dependent upon our organic growth.

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

Following the events of November 10 and 11, 2005, Yidu plant was temporarily closed for approximately one month; during the one month plant shut down, we put in place very strict work safety procedures and revised the design of the relevant production process in order to avoid similar incidents in the future. We believe Benda is not liable for any further material liabilities arising from these explosions. Notwithstanding this fact, there can be a future explosion that may result in death or serious injury. If this occurs and in light of the fact that it previously occurred, may result in exposure to extensive liability to us.

Currently, we do not have any insurance policy for Yidu Benda due to the fact that it has been closed since January 2007 for improvement of our waste water treatment systems. However, once Yidu Benda resumes to its production, we will deploy appropriate insurance policy for the workers.

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

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding, the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Since Jiangling Benda was resumed its production since August 10, 2007, we estimate that an additional working capital approximately $4.6 MM is need in order to fully utilize its production capacity. Furthermore, when Yidu Benda resumes its production, the operation cost to maintain the water waste treatment system is estimated at approximately $0.3 MM per year.

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

•
WE MAY BE REQUIRED TO REPURCHASE SHARES OF OUR COMMON STOCK IN CONNECTION WITH THE FINANCIAL CONSULTANCY AGREEMENT AND TECHNICAL CONSULTANCY AGREEMENTS. THE REPURCHASE OF THESE SHARES MAY HAVE A NEGATIVE IMPACT ON OUR PROFITABILITY.

In connection with the Equity Transfer Agreements, we entered into a Financial Consultancy Agreement on April 5, 2007 with Super Pioneer for financial consultancy services rendered by Super Pioneer, and Technical Consultancy Agreements on June 11, 2007 with Yaojin Wang and Huimin Zhang for technical consultancy services rendered. Pursuant to these Agreements, we agreed to issue 2,100,000 shares of our common stock to Super Pioneer, 33,585 shares of our common stock to Yaojin Wang, and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreements. The parties to the agreements agreed to lock up the shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.60 per share and we are not listed in the capital market of NASDAQ or AMEX, Super Pioneer shall have the option to require us to redeem 1,960,000 shares of the stock owned by Super Pioneer and Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.60 per share. Such option shall expire within one month from the last date of the three month period. Therefore, as of July 5, 2008, we may be required to redeem 1,960,000 shares of common stock held by Super Pioneer at a price of $3.60 per share for a total of $7,560,000. As of September 11, 2008, we may be required to redeem the 33,585 shares of our common stock held by Yaojin Wang at $3.60 per share for a total of $120,906 and the 55,975 shares held by Huimin Zhang at $3.60 per share for a total of $201,510. As of March 27, 2008, the last closing bid price of our common stock was $.38. If we would be required to redeem the shares of our common stock a price of $3.60 per share, we will not have these funds to devote to our operations and could have a negative impact on our profitability.

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

The beneficial tax exemption of Jiangling Benda and Yidu Benda was started in the year of 2005, and they would subject to corporate income tax rate 18% starting from the year of 2007 and they would subject to corporate income tax at 25%, full income tax rate, according to the new PRC corporate income tax with the effective date January 1, 2008.

If Jiangling Benda and Yidu Benda could not have any beneficial tax exemption, the tax contingency, at full rate 25%, would be as follows:

a)	For the year of 2007: Jiangling Benda: Nil; Yidu Benda: Nil;

b)	For the year of 2006: Jiangling Benda: Nil; Yidu Benda: approximately $580,000.

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

Presently, all of our products are sold to clients in PRC. To date, no trademark or patent filings have been made other than in PRC. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

Currently, the State Food and Drug Administration (“SFDA”) does not automatically stay drug registration approval upon initiation of an infringement lawsuit by a third party. At present, we must wait until a copycat manufacturer has received marketing approval from SFDA before we can bring an infringement lawsuit. Furthermore, Chinese courts have been hesitant to issue preliminary injunctions to suspend sales until a final judgment is issued in the lawsuit. Our sales could be lowered were a competitor to infringe our intellectual property rights by marketing one or more versions of SFDA-approved drugs proprietary to us, such as the Qiweiben capsule, until we can curtail such infringement through legal action. Pursuing infringement lawsuits would require us to devote financial and management resources that could impact the results of our operations.

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

Our company does not depend on any sole source suppliers, since the raw materials market is opened in the sense that we could have plenty of choices of the suppliers. We only choose those suppliers who could offer better terms to us and having a long term co-operation relationship.

•	OUR PRODUCTS AND THE PROCESSES COULD EXPOSE US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS WHICH WILL NEGATIVELY IMPACT OUR PROFITABILITY.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. We do not have insurance to cover any potential product liability claims. To date, we have not experienced any product liability claims. However, that does not mean that we will not have any such claims with respect to our products in the future which will negatively impact our profitability.

•	WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Yiqing Wan, our Chairman and Chief Executive Officer, Wei Xu, our Vice President of Operations, Hui Long, our Vice President of Technology. We have entered into a five year employment contract with Mr. Wan and three year contracts with Ms. Xu. As per his contract, Mr. Wan is to receive salary of $160,000 per year, Ms. Xu is to receive $100,000, with the possibility of a discretionary bonus as determined by the Board of Directors. Each employment contract immediately terminates upon death or disability, and may be terminated by the Company either with or without cause after 30 days notice, or terminated by the officer for good reason with 60 days notice. We are not currently aware of the plans of any key employees to retire or leave the Company. However, the loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

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

Mr. Yiqing Wan, our Chairman and Chief Executive Officer, and Ms. Wei Xu, our Vice President of Operations, each have a 50% equity ownership in XIA Pharmaceutical Inc. Through their joint ownership in XIA Pharmaceutical, Inc., Mr. Wan and Ms. Xu currently share voting power equal to approximately 29.25% of our voting securities. When combined with the common stock ownership of our other officers and directors, management has combined voting power in our Company equal to approximately 31% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

•	INTERNATIONAL OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF UNITED STATES AND INTERNATIONAL REGULATIONS WHICH MAY HAVE A NEGATIVE IMPACT ON OUR GROWTH.

We are required to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. We believe we are currently in compliance with such regulations. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We will not be subject to these requirements for the fiscal year ended December 31, 2007.

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

The SFDA of PRC recently implemented new guidelines for licensing of APIs. All existing manufacturers with licenses were required to apply for GMP certifications by June 30, 2004, and to receive approvals by December 31, 2004. We have received certification for our Benda Ebei injection vial production facilities and expect to receive certifications for the remaining plant that require such certification in 2008. However, should we fail to receive or maintain the GMP certifications under the new guidelines in the future; our businesses would be materially and adversely affected.

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

Since all the Company’s operation plants are all located in China, therefore we have to comply with those relevant PRC laws and regulations. The changes of those relevant PRC laws and regulations do affect our operation, for example, due to the changes of the relevant regulations of SFDA in PRC, it may take more time to approve the application of new drug certificate so that the forecasted operation plan for such particular drug product would be delayed and thus the potential earning of revenue and net profit would be affectee. In this aspect, the new drug certificate application progresses of Qiweiben Capsule and Yan Long Anti-cancer Oral Liquid are delayed. Furthermore, due to the changes of the requirements of the Environmental PRC agencies, Yidu Benda’s operation was ceased since January 2007, therefore the company needs to re-design the production facilities so the process of re-opening is also delayed. As these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

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

The State Administration of Foreign Exchange (“SAFE”) was one of six PRC regulatory agencies promulgating a regulation that became effective on September 8, 2006 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. Our current beneficial owners who are PRC residents have registered with the local SAFE branch as required under the SAFE notice. The failure of these beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

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

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, foreign invested enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by foreign invested enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Reminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

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

•	WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We are subject to the SEC’s “penny stock” rules as our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

A substantial majority of our outstanding shares of common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate person who has held restricted securities for a period of at least six months may, under certain conditions, sell, in brokerage transactions, their shares of common stock. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

•	THERE CAN BE NO ASSURANCE THAT THE PRICE OF OUR SHARES OF COMMON STOCK WILL MEET OR EXCEED THE EXERCISE PRICE OF THE WARRANTS DURING THE EXERCISE PERIOD OR AT ANY TIME THEREAFTER.

Unless the price of our shares of Common Stock equals or exceeds the exercise price of the Warrants at the time of such exercise, an Investor may not be able to exercise his Warrants profitably. There can be no assurance that the price of our shares of Common Stock will meet or exceed the exercise price of the Warrants during the exercise period or at any time thereafter. Accordingly, should an Investor choose to exercise the Warrants, the value of our shares of Common Stock purchased upon such exercise may be less than the Warrant exercise price the Investor pays. The Warrant may be worthless and expire unexercised if the price of our shares of Common Stock does not exceed the Warrant exercise price. Please see “Description of Securities - Warrants” for additional information as to the terms of the Warrants.

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

•
MOEN AND COMPANY, THE AUDITORS THAT AUDITED EVER LEADER’S FINANCIAL STATEMENTS AND NOTES FOR THE YEARS ENDING DECEMBER 31, 2005 LOST ITS STATUS AS A PARTICIPATING AUDIT FIRM IN THE CANADIAN PUBLIC ACCOUNTABILITY BOARD’S (“CPAB”) OVERSIGHT PROGRAM FOR FAILING TO MEET ELIGIBILITY REQUIREMENTS FOR PARTICPATING IN THE CPAB’S OVERSIGHT PROGRAM WHICH CAN RESULT IN THE PUBLIC PERCEPTION THAT OUR FINANCIAL STATEMENTS FOR THE YEARS AUDITED BY SUCH AUDITOR ARE NOT RELIABLE. ACCORDINGLY, WE HAVE RE-AUDITED OUR FINANCIAL STATEMENTS FOR THE YEAR ENDING DECEMBER 31, 2005.

On September 22, 2006, Moen & Company LLP (“Moen”), the auditors that audited Ever Leader’s financial statements and notes for the year ending December 31, 2005, lost its status as a participating audit firm in the Canadian Public Accountability Board’s (“CPAB”) oversight program for failing to implement the CPAB’s oversight program set out in paragraph 11.1 of the CPAB’s By-law No. 1. As a result of this, Moen is no longer eligible to audit the financial statements of entities that are reporting issuers under provincial securities legislation in Canada. In addition, the CPAB carried out a quality inspection of Moen in 2005 and issued its final inspection report on August 25, 2005. The report made numerous recommendations to Moen to address weaknesses in the firm’s system of quality control of deficiencies in specific audit engagements. The CPAB conducted follow up visits to Moen in late November 2005, early March 2006 and early May 2006 and concluded that the recommendations in the CPAB report to Moen had not been implemented. Moen's loss of its status as a participating audit firm in the CPAB oversight program has been publicly disclosed, including, without limitation, through CPAB's assessment of Moen available on the CPAB web site. Management has determined that Moen's loss of its status as a participating audit firm in the CPAB oversight program may result in a negative perception of Ever Leader's financial statements for such years. Accordingly, we had our financial statements for the year ending December 31, 2005 audited by Kempisty & Company Certified Public Accountants, P.C.

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

Addresses of Benda Offices and Plants

Address	Function	Size
Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd., Sunny New World Tower, 25th Floor, 231 Xinhua Road, Wuhan, Hubei Province, PRC	Headquarters/ administration office	800 sq feet (Leased)
Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. Shanlihe,Yingshan District, Guangshui City, Hubei Province, PRC	GMP certified injection vial production plant	121,110 sq feet
Jiangling Benda Pharmaceuticals Co., Ltd., 84 South Street, Tanqiao Town, Jiangling County, Hubei Province, PRC	API production plant under renovation/ awaiting GMP certification	182,750 sq feet
Yidu Chemical Industry Co., Ltd., Chayuansi Village, Yidu City, Hubei Province, PRC	Bulk chemicals production plant	172,000 sq feet
Beijing Shusai Pharyngitis Research Co., Ltd., 6-3-601, Yangguang Xinganxian, Yiyuan, Anhuibeili, Chaoyang District, Beijing, PRC	Operating, promoting, and distributing Pharyngitis Killer	2,000 sq feet (leased) office space in Beijing

Finished Medicines - The Benda Ebei Plant

The Benda Ebei plant produces and packages Benda’s finished medicines. The plant employs about 200 personnel and has six world-class production lines and 11 stand-alone machinery for injection vials, with an annual aggregate production capacity of approximately 900 million units. In PRC, based on management estimate, there are 197 factories with similar manufacturing facilities for injection vials. Benda Ebei’s capacity is sixth in PRC and first in Hubei province. In 2006 and 2007, Benda Ebei produced approximately 250 million and 418 million units of injection vials respectively, equivalent to 27% capacity and 90% capacity respectively. The production processes and equipment at Benda Ebei meets international quality and control standards and have been GMP certified by the SFDA since November 2003.

Benda Ebei’s plant will produce lozenges, capsules, granules, oral liquid and pills. Benda Ebei has invested approximately $5 million on its oral medicine production facilities. To date, we have already completed the equipment and facilities installation We expect the production of oral liquid medicines in second quarter of 2008. The Yanlong Anti-cancer Oral Liquid, Qiweiben Capsule will be produced in this section of the plant. (Please refer to the section of New Branded Medicines for the status of progress of these two new drugs.)

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

The upgrade process of Jiangling Benda had been completed and re-opened in August 2007 and is now waiting for the China’s State Food and Drug Administration (SFDA)’s approval for GMP certificate. However, due to the overhaul and restructuring of SFDA, the management could not estimate the exact timing for obtaining GMP certificate.

The sole product that being sold in the reporting period of the year 2007 was Ribose which does not required the GMP certificate but the production of the other three products do require the GMP certificate.

Bulk chemicals - The Yidu Benda Plant

The Yidu Benda plant has four chemical production facilities which produce Benda’s two bulk chemicals.

Yidu Benda was temporarily closed since mid January 2007 to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

Yidu Benda has completed its upgrading of the waster water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process.

ITEM 3. LEGAL PROCEEDINGS.

On November 23, 2006, Benda Ebei entered into an Equity Transfer Agreement with Xiaozhi Zhang (“Zhang”), to purchase approximately 6.24% of SiBiono’s common stock for a total consideration of Rmb12.48 million (Rmb6.24 million in cash and shares of our common stock equal to Rmb6.24 million) (or $1.71 million) which was due and payable on or before March 31, 2007.

Due to the fact that the signed agreement on November 23, 2006 was not practically executable according to the PRC regulations, Benda Ebei asked Zhang to terminate the signed agreement and sign a new agreement that was feasible under PRC regulations with essentially the same terms.

However, Zhang refused to sign the new agreement and applied to the Shenzhen Arbitration Commission (the “Commission”) in April 2007 for enforcement of the original agreement. Zhang requested the Commission to require Benda Ebei to pay for the total consideration, penalty for late payment and the related legal and arbitration expenses.

On November 27, 2007, Shenzhen Arbitration Commission determined that:

1.
Benda Ebei should pay for the consideration of Rmb 6.24 million, equal to 50% of the total consideration set forth in the Equity Transfer Agreement. For the other 50% of the total consideration which was supposed to be settled in the form of issuing common stock, since Zhang did not make an arbitration request on how to execute the arrangement, the Arbitration Commission did not make an award on this particular part.

2.	Benda Ebei should pay for the penalty of Rmb 46,800;
3.	Benda Eebi should pay for legal and arbitration expenses of Rmb 268,971.

Except as disclosed above, we are not aware of any pending or threatened legal proceedings in which we are involved.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

On September 16, 2005, our common stock commenced quotation on the Over-the-Counter Bulletin Board (“OTC BB”) maintained by the NASD. Our common stock, having $.001 par value per share ("Common Stock"), is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BPMA". As of March 27, 2008, there were approximately 841 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2007	$2.69	$.65
September 30, 2007	$2.60	$1.90
June 30, 2007	$3.00	$1.15
March 31, 2007	$1.65	$.85
December 29, 2006	$1.05	$.76
September 30, 2006	$.55	$.40
June 30, 2006	$.55	$.40
March 31, 2006	$.75	$.40
December 31, 2005	$.50	$.15
September 30, 2005	$.10	$.05

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

Recent Sales of Unregistered Securities.

On October 12, 2007, we issued 166,898 shares of our common stock pro rata to the investors in our November 2006 offering as a penalty payment for failing to meet the filing date of the registration statement. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On October 4, 2007, we issued 236,813 shares of our common stock in connection with the exercise of warrants issued to our placement agent. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On August 16, 2007, we issued 65,200 shares of our common stock in connection with the exercise of warrants issued to our placement agent. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On July 31, 2007, we issued 546,994 shares of our common stock in connection with the exercise of warrants issued to our placement agent. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On June 11, 2007, we issued 33,585 shares of our common stock to Yaojin Wang and 55,975 shares of our common stock to Huimin Zhang in exchange for 2.56% of the outstanding shares of Shenzhen SiBiono Gene Technology Co., Ltd. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On April 5, 2007, we issued 2,100,000 shares of our common stock to Super Pioneer International Limited in exchange for 57.57% of the outstanding shares of Shenzhen SiBiono Gene Technology Co., Ltd. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

Pursuant to the Investment Agreement, on April 5, 2007, we issued to the Investors a total of 252 Units for $7,560,000 with each Unit consisting of (1) a convertible promissory note (the “Note”) in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), and (ii) a warrant (a “Warrant”) to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations of Benda which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Ever Leader Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In February 2007, we issued 706,195 shares of our common stock to the various consultants who rendered services related to the reverse merger. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

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

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be most critical to an understanding of our financial statements because they inherently involve significant judgment and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 4, Summary of Significant Accounting Policies.

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

Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). However, it is explicated that the changes in estimation were not material in the preparation of our consolidation financial statements.

For the year ended December 31, 2007 and 2006, the Company provided for the allowance for doubtful accounts of $943,667 and $467,015, respectively, against accounts receivable. Management's estimate of the appropriate allowance on accounts receivable for the reporting periods was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the year ended December 31, 2007 and 2006, the Company provided for a reserve against its work-in-progress amounting to $4,422,014 and $0, respectively.

The provision of reserve was resulted from the manufacturing process of Gendicine, SiBiono’s sole product and SiBiono was acquired by the company in April 2007.

The following chart shows the manufacturing process of Gendicine (Ad-p53):

In the production process of finished goods, Gendicine, several working steps are needed: (i) large-scale culturing of adenovirus from master adenovirus bank; (ii) culturing of cell from master cell bank; (iii) purification. The whole process including step (i) to step (iii) takes approximately twenty-four days to make reagent (“original liquid”). This particular liquid can only be stored for approximately five years. It takes approximately another seven days for mixing and bottling original liquid to finished goods which is known as Gendicine.

Therefore, up to the stage of reagent, all the related production costs are treated as work-in-progress. The major components of those production costs are: (i) direct labor; (ii) direct materials; (iii) power; (iv) supplies and other materials; and (v) manufacturing overheads.

Before acquisition, as of March 31, 2007, the accumulated units of original liquid produced was 198,075 and which could be converted to approximately 226,736 vials of Gendicine. However, the accumulated vials of Gendicine sold throughout the years 2004 to three-month period ended March 31, 2007 were only approximately 18,424 vials. Thus the accumulated production costs of $4,080,644 were remained as work-in-process as of three-month period ended March 31, 2007.
Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, and the provision of reserve on work- in-progress was $3,696,083 as of three-month period ended March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of December 31, 2007, the provision of reserve on work-in-progress was $4,422,014.

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

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates.

Operational Results

Year ended December 31, 2007 Compared to Year ended December 31, 2006

The following table provides key components of our operational results for the year ended December 31 for Benda Pharmaceutical, Inc.

	December 31, 2007	December 31, 2006
Revenue	$26,384,608	$15,932,075
Other Sales	-	2,937
Cost of goods sold	(13,913,034)	(9,594,852)
Gross profit	12,471,574	6,340,160

Selling expenses	(1,581,655)	(599,571)

General and administravive expenses	(13,901,577)	(2,453,604)
Gains / (losses) on disposals of fixed assets	(30,027)	(249,381)
Research and development expenses	(553,962)	(30,821)
Total operating expenses	(16,067,221)	(3,333,377)
Operating income / (loss)	(3,595,647)	3,006,783

Interest expenses	(3,389,676)	(108,811)
Other income (expenses)	55,964	(281,190)
Government subsidies / grants	2,276,574	-

Income / (loss) before minority interest and income taxes	(4,652,785)	2,616,782
Income taxes	(965,183)	-
Minority interest	(2,211,627)	(298,024)

Net Income / (loss)	($7,829,595)	$2,318,758

Earnings / (loss) per share - basic	($0.08)	$0.03

Weighted average shares outstanding - basic	98,181,685	73,414,057

Earnings / (loss) per share - diluted	$(0.06)	$0.03

Weighted average shares outstanding - diluted	127,534,003	74,864,283

Net Revenue:
The Company has five core operating segments: Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and SiBiono. Benda Ebei manufactures injection solutions and other conventional medicines; Jiangling Benda manufactures active pharmaceutical ingredients (API); Yidu Benda manufactures bulk chemicals; Beijing Shusai operates and distributes Pharyngitis Killer Therapy; and SiBiono is a gene therapy company dedicated to the development, manufacturing and commercialization of gene therapy product, Gedicine.

Net revenue increased by $10.46 million (or 66%) to $26.38 million for the year ended December 31, 2007, from $15.93 million for the year ended December 31, 2006. Increase in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiary, Benda Ebei’s net revenue increased $9.7 million (or 101%) to $19.3 million for the year ended December 31, 2007 from $9.6 million for the year ended December 31, 2006. It was mainly due to the increase sales of the existing major products and the introduction of new products and they are shown in the table below:

	(Amounts in millions)
	December 31,	December 31,	Variance	Variance
Products	2007	2006	+ / (-)	+ / (-) %
Suzheng-B	$3.38	$1.93	$1.45	75%
Shusai-A	2.13	0.95	1.18	125%
Xujing	2.90	2.45	0.45	19%
Vitamin B6 and B1	0.79	0.21	0.58	284%
Gentamycin 80 Thousand	0.59	-	0.59	100%
Anagin	0.56	-	0.56	100%
Lincomycin	1.33	-	1.33	100%
Kanamycin	$0.33	-	$0.33	100%

2.
One of the Benda’s subsidiary, Jiangling Benda’s net revenue increased $0.51 million (or 3,315%) to $0.53 million for the year ended December 31, 2007 from $0.02 million for the year ended December 31, 2006. It was mainly due to Jiangling Benda resumed its production in October 2007. The sole product that being sold in the reporting period of the year 2007 was Ribose which does not required the GMP certificate. Furthermore, the upgrade process of Jiangling Benda had been completed and is now waiting for the China’s State Food and Drug Administration (SFDA)’s approval for GMP certificate. However, due to the overhaul and restructuring of SFDA, the management could not estimate the exact timing for obtaining GMP certificate.

Jiangling Benda plans to produce four types of active pharmaceutical ingredients and they are Ribavirin, Asarin, Levofloxacin and Ribose whereas the production of Ribose does not require the GMP certificate, but the production of the other three products do require the GMP certificate.

3.
One of the Benda’s subsidiary, Yidu Benda’s net revenue dropped $5.54 million (or 89%) to about $700,000 for the year ended December 31, 2007 from $6.2 million for the year ended December 31, 2006 due to the fact that the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

Yidu Benda has completed its upgrading of the waster water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process.

4.
One of the Benda’s subsidiary, Beijing Shusai which incorporated on July 15, 2006 realized net revenue of about $44,000 for the year ended December 31, 2007. China’s State Food and Drug Administration (SFDA) recently experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry. Beijing Shusai’s operation has been adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with private companies. The management could not estimate that such situation could be resolved in the coming future.

5.
Benda’s newly acquired entity SiBiono (acquired and effective on April 1, 2007) realized net revenue of $5.76 million for the year ended December 31, 2007. SiBiono’s flagship product, Gendicine is the commercialized gene therapy product for the treatment of cancer. While only 1,869 vials of Gendicine were sold in the first quarter in 2007 by SiBiono, sales ramped to 21,020 vials in the nine months ended December 31, 2007 after Benda took over SiBiono in April 2007.

Cost of Goods Sold
Cost of goods sold increased $4.32 million (or 45%) to 13.91 million for the year ended December 31, 2007 from $9.59 million for the year ended December 31, 2006, primarily due to the corresponding increase in net revenue.

Gross Profit
Gross profit increased $6.13 million (or 96%) to $12.47 million for the year ended December 31, 2007 from $6.34 million for the year ended December 31, 2006, which was mainly due to the contribution of the gross profit of SiBiono, at about $5.27 million, which was acquired and effective on April 1, 2007,.

Selling Expenses:
Selling expenses increased $982K (or 164%) to $1.58 million for the year ended December 31, 2007 from $600K for the year ended December 31, 2006, primarily due to the promotional fees for Gendicine.

General and Administrative Expenses:
General and administrative expenses increased $11.4 million (or 456%) to $13.9 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. The following table shows the major expenses that significantly increase the G&A expenses during the reporting periods:

		December 31,	December 31,
Note	Major general & administrative expenses	2007	2006	Variance
1	Amortization on debt issue cost	$201,255	-	$201,255
2	Finder fees to China Hi-Tech Funds Co. Ltd.	243,590	-	243,590
3	Consulting and professional fees	8,353,615	326,403	8,027,212
4	Penalty to investors	1,022,275	-	1,022,275
5	Advertising	93,747	3,942	89,805
6	Legal fees	304,649	114,993	189,656
7	Office expenses	478,383	210,696	267,687
8	Salaries and wages	961,797	221,174	740,623
9	Conference	79,754	18,495	61,259
10	Consulting	221,044	191,248	29,796
11	Investor relation, transfer agent and filing fees	109,540	9,828	99,712
12	Director Remuneration	94,247	-	94,247
13	Travel and transportation	239,316	87,264	152,052
		$12,403,212	$1,184,043	$11,219,169

Note:
1.	See Note 23 of Notes to Consolidated Financial Statements for details;
2.	Finder fee to China Hi-Tech Funds Co. Ltd;
3.	See Note 19 of Notes to Consolidated Financial Statements for details;
4.	The penalty for late filing of the registration statement, see Note 20 of Notes to Consolidated Financial Statements for details;
5.	The increment mainly incurred for the investor relationship activities;
6.	The increment mainly incurred in SiBiono and the other subsidiaries of the Group;
7.	The increment mainly incurred for the re-opening of Jiangling Benda and the expenses incurred in the newly acquired subsidiary, SiBiono;
8.	The increment mainly due to the involvement of CEO, COO and CFO salaries starting in the Year of 2007 and the salary expenses incurred in the newly acquired subsidiary, SiBiono.
9.	The increment mainly incurred for the events including road shows and gene therapy conferences;
10.	The increment mainly due to the expenses incurred in the newly acquired subsidiary, SiBiono;
11.	The increment mainly incurred for the investor relationship activities;
12.	It is only incurred starting from the year of 2007;
13.	The increment mainly incurred for the investor relationship activities.

Operating Income/ (Loss):
The Company experienced an operating loss of $3.6 million for the year ended December 31, 2007, slipping $6.6 million from comparative period for 2006, which was mainly due to significant increase in G&A expenses.

Interest Expenses:
Interest expenses increased to $3.4 million for the year ended December 31, 2007 from $109,000 for the year ended December 31, 2006 primarily because of the financing cost associated with the issuance of convertible promissory note (please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

Government Subsidies / Grants:
The Company recognized $2.3 million as government subsidies / grant for the year ended December 31, 2007 (please refer to Note 22 of the Note to Consolidated Financial Statements for details).

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the years ended December 31, 2007 and 2006 as Benda did not have reportable taxable income for the period in the United States of America.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the years ended December 31, 2007 and 2006 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, at 18%, for the following three years, commencing from the first profitable year. In 2007, Ebei Benda reported corporate income taxes of $965,183 with a corporate taxes payable of $246,460 as of December 31, 2007.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, at 18%, for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to 50% reduction in income taxes; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2010.

However, starting and effective from January 1, 2008, the full income tax rate is changed from 33% to 25% according to the new PRC Taxation Regulations. Thereafter these subsidiaries will be subject to the regular 25%.

Beijing Shusai did not have taxable income for the years ended December 31, 2007 and 2006.

According to the taxation regulations of Shenzhen, a Special Economic District of PRC, SiBiono is subject to the full income tax rate of 15% on taxable income. The net losses for the previous year can be carried forward for a maximum period of five years. If the company is approved and recognized as high-tech company, the company can enjoy three years of 50% of the full tax rate with an extension for the coming next three years. Therefore, there was no provision for income taxes made for the year ended December 31, 2007. SiBiono also plans to apply for the PRC enterprise tax exemption for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years.

As a result, Benda reported corporate income tax expense of $965,183 and $0, as well as corporate income taxes payable of $246,460 and $0, for the years ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow decreased by $0.26 million to $2.21 million for the year ended December 31, 2007 from $2.47 million for the year ended December 31, 2006 primarily due to the following factors:

a)	Non-cash operating activities, reconciliation items to the net income
In the year ended December 31, 2006, an amount $2.2 million of non-cash operating activities was reconciled back to the net income and which mainly included bad debt provision, amortization of intangible assets, depreciation, minority interest and consulting and professional fees which was paid in form of common shares issuance.

However, in the year ended December 31, 2007, a significant amount, about $13.8 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.
$8.4 million that incurred for the issuance of common shares related to the acquisition of SiBiono and the exercise of warrant of placement agent through the cashless arrangements (please refer to Note 19 of the Notes to Consolidated Financial Statements for details);

2.
$2.9 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details);

3.
During the year of 2007, SiBiono recognized an amount $2.3 million as government subsidies/grants as other income. This amount was obtained from the partial discharge of the long term government debt payable as the government agencies had examined the corresponding research and development projects. However, this amount should not be included in the operating activities as there was no actual cash inflow impact (please refer to Note 22 of the Notes to Consolidated Financial Statements for details); and

4.
Other factors: $0.3 million incurred on bad debt provision; $1.68 million incurred on depreciation; $0.64 million incurred on amortization of intangible assets; $0.2 million incurred on amortization of debt issue cost; and $2.2 million incurred on minority interest.

b)
Trade receivables
In the year ended December 31, 2006, the net changes of trade receivable was increased by $2.2 million, and the changes of trade receivable was increased by $4.4 million in the year ended December 31, 2007 resulting from the significant increase in net revenue in 2007. According to the aging analysis of trade receivable as of December 31, 2007, about 90% of the balances were incurred less than 90 days, thus management expects that there would be no material bad debt provision would be incurred in the following year.

Investing cash outflow was $11.1 million for the year ended December 31, 2007 due to the following events:

a)	$2.67 million as the partial payment of the total consideration for SiBiono acquisition;
b)	$5.3 million for fixed asset additions, mainly in equipment and construction in progress; and
c)	$3.1 million for the purchase of new drug license and land use right.

Financing cash inflow was $8.2 million in the year ended December 31, 2007 caused by:

1.	The proceeds from issuance of convertible promissory note, the net proceeds was $7.03 million.

2.
The net proceeds from the issuance of commercial bank note. As of December 31, 2007, Benda Ebei and Jiangling Benda deposited an amount $2,615,254 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of December 31, 2007, the balance if the commercial bank notes payable was $5,118,758. Thus the net commercial bank notes payable was $2,503,504 as of December 31, 2007 (please refer to Note 11 of Notes to Consolidated Financial Statements for details).

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements required by this item are filed herewith following the signature page to this report:

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Benda Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Benda Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. and subsidiaries at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 18, 2008

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	December 31	December 31
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$1,266,240	$1,676,119
Trade receivables, net (Note 5)	10,472,233	6,193,585
Other receivables (Note 5)	453,595	99,733
Refundable purchase price paid (Note 6)	1,200,000	5,367,801
Inventories (Note 7)	1,952,348	701,339
Prepaid expenses and deposits (Note 5)	933,299	372,548
Total current assets	16,277,715	14,411,124
Due from related parties (Note 18)	2,630,019	1,976,815
Property and equipments, net (Note 8)	26,275,871	13,673,067
Intangible assets, net (Note 9)	6,359,000	1,501,483
Goodwill (Note 10)	7,395,752	-
Restricted cash (Note 11)	3,957,624	-
Other assets (Note 12)	1,710,972	-
Debt issue costs (Note 24)	327,945	-
Total Assets	$64,934,898	$31,562,489

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$874,490	-
Bank loans payable (current portion) (Note 13)	2,867,004	256,492
Long term debt payable (current portion) (Note 14)	1,787,239	-
Accounts payable and accrued liabilities (Note 15)	4,665,984	1,823,030
Commercial notes payable (Note 11)	5,118,758	-
Taxes payable	1,279,385	226,931
Acquisition price payable (Note 10)	1,333,246	-
Wages payable	664,786	145,903
Deferred revenues	-	1,732
Total current liabilities	18,590,892	2,454,088
Long term debt payable (long term portion) (Note 14)	425,001	-
Long-term convertible promissory notes (Note 24)	2,875,075	-
Due to related parties (Long-term) (Note 18)	3,193,618	3,034,365
Total liabilities	25,084,586	5,488,453

Commitments and contingencies (Note 26)	-	-
Minority interest	5,453,622	2,154,356

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	-

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 100,170,071 shares issued and outstanding as of 12/31/2007; 96,258,411 shares issued and outstanding as of 12/31/2006 (Note 25)	100,170	96,258
Additional paid in capital (Note 25)	21,547,929	13,099,424
Retained earnings (unrestricted)	(833,090)	7,437,663
Statutory surplus reserve fund (Note 17)	2,310,681	1,869,523
Accumulative other comprehensive income	3,390,774	1,090,408
Shares issuable for acquisition and services	503,860	326,403
Total Shareholders' Equity	27,020,324	23,919,680
Total Liabilities & Shareholders' Equity	$64,934,898	$31,562,489

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006
Revenue	$26,384,608	$15,932,075
Other Sales	-	2,937
Cost of goods sold	(13,913,034)	(9,594,852)
Gross profit	12,471,574	6,340,160

Selling expenses	(1,581,655)	(599,571)

General and administrative expenses
Amortization of intangible assets	(141,681)	(96,615)
Amortization of debt issue costs (Note 24)	(201,255)	-
Depreciation	(333,964)	(132,747)
Bad debts	(287,482)	(364,064)
Director remuneration	(94,247)	-
Penalty to investors (Note 20)	(1,022,275)	-
Finder fee	(293,751)	-
Consulting and professional fees (Note 19)	(8,353,615)	(326,403)
Other general and administrative expenses (Note 21)	(3,173,307)	(1,533,775)
Total general and administrative expenses	(13,901,577)	(2,453,604)
Gains / (losses) on disposals of fixed assets	(30,027)	(249,381)
Research and development expenses	(553,962)	(30,821)
Total operating expenses	(16,067,221)	(3,333,377)
Operating income / (loss)	(3,595,647)	3,006,783

Interest income / (expenses) (Note 24)	(3,389,676)	(108,811)
Other income (expenses)	55,964	(281,190)
Government subsidies / grants (Note 22)	2,276,574	-

Income / (loss) before minority interest and income taxes	(4,652,785)	2,616,782
Income taxes (Note 23)	(965,183)	-
Minority interest (Note 27)	(2,211,627)	(298,024)

Net income / (loss)	($7,829,595)	$2,318,758

Earnings / (loss) per share - basic	($0.08)	$0.03

Weighted average shares outstanding - basic	98,181,685	73,414,057

Earnings / (loss) per share - diluted	($0.06)	$0.03

Weighted average shares outstanding - diluted	127,534,003	74,864,283

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts expressed in U.S. Dollars)

					Statutory	Accumulated	Shares Issuable
	Common		Additional	Retained	Surplus	Other	for	Total
	Stock		Paid-in	Earnings	Reserve	Comprehensive	Acquisition	Stockholder's
	Shares	Amount	Capital	(Unrestricted)	Fund	Income	and Services	Equity

Balance at December 31, 2005	64,942,360	$64,942	$584,481	$5,751,566	$1,231,427	$271,555	-	$7,903,971

Issuance of common stock for cash:
to Original Shareholders of Applied Spectrum Technologies, Inc.	2,954,141	2,954	-	-	-	-	-	2,954

Issuance of common stock for cash:
1/4/06, 1,500,000 shares at $0.05 per share	1,500,000	1,500	-	-	-	-	-	1,500

Issuance of common stock for services:
1/4/06, 200,000 shares at $0.05 per share	200,000	200	-	-	-	-	-	200

Issuance of common stock for cash:
3/10/06, 700,000 shares at $0.05 per share	700,000	700	-	-	-	-	-	700

To adjust par value of common stock outstanding
as of 3/31/06 for Applied Spectrum Co. Ltd.	-	-	(5,354)	-	-	-	-	(5,354)

Collective issuance of common stock on 7/21/06	50	-	-	-	-	-	-	-

Collective issuance of common stock on 8/30/06	100	-	-	-	-	-	-	-

Waiver of the shareholder loan from Ever Leader on 9/5/06	-	-	2,298,434	-	-	-	-	2,298,434

Issuance of common stock for cash:
11/15/06, 25,961,760 shares at $0.4622 per share	25,961,760	25,962	11,974,038	-	-	-	-	12,000,000

Eliminate the common stock and additional paid-in capital
of Applied Spectrum Technologies, Inc. on 11/15/06	-	-	16,215,770	-	-	-	-	16,215,770

Eliminate the accumulated deficit of Applied Spectrum
Technologies, Inc., according to reverse merger on 11/15/06	-	-	(16,209,962)	-	-	-	-	(16,209,962)

Reallocate original common stock of Ever Leader
to paid-in capital, on 11/15/06	-	-	1,285	-	-	-	-	1,285

Issuance of common stock to Ever Leader:
11/15/06, 64,942,369 at par value $0.001	-	-	(64,942)	-	-	-	-	(64,942)

Reverse merger on 11/15/06,
placement agent commission and transaction related fee	-	-	(1,694,326)	-	-	-	-	(1,694,326)

Allocation of retained earnings to statutory reserve fund	-	-	-	(638,096)	638,096	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	818,853	-	818,853

Issuance of common stock to be issued for services:
11/15/06, 706,195 shares							326,403	326,403

Eliminate the net deficit of Applied Spectrum Technologies, Inc. 11/15/06	-	-	-	5,435	-	-	-	5,435

Net income for the year, 12/31/06	-	-	-	2,318,758	-	-	-	2,318,758

Balance at December 31, 2006	96,258,411	96,258	13,099,424	7,437,663	1,869,523	1,090,408	326,403	23,919,680

Issuance of common stock to various consultants, $0.001 par value;
706,195 shares, services valued at $0.4622 per share;	706,195	706	325,697	-	-	-	(326,403)	-

Debt discount - beneficial conversion feature
on convertible promissory notes (Note 24)	-	-	2,385,089	-	-	-	-	2,385,089

Debt discount - warrants issued with
convertible promissory notes (Note 24)	-	-	5,174,911	-	-	-	-	5,174,911

Issuance of common stock for financial and technical services rendered
7/12/07, 2,189,560 shares at $3.6 per share	2,189,560	2,190	-				503,860	506,050

Issuance of common stock being placement agent exercised warrants
7/31/07, 546,994 shares at $0.555 per share	546,994	547	303,032	-	-	-	-	303,579

Issuance of common stock being placement agent exercised warrants
8/16/07, 65,200 shares at $0.555 per share	65,200	65	36,121	-	-	-	-	36,186

Issuance of common stock being placement agent exercised warrants
10/04/07,236,813 shares @ $0.555 per share	236,813	237	131,194	-	-	-	-	131,431

Issuance of common stock for pernalty - late effective of registration registration
10/12/07, 166,898 shares @ $0.555 each	166,898	167	92,461	-	-	-	-	92,628

Allocation of retained earnings to statutory reserve fund	-	-	-	(441,158)	441,158	-	-	0

Net loss for the year, 12/31/07	-	-	-	(7,829,595)		-	-	(7,829,595)

Foreign currency translation adjustment	-	-	-	-		2,300,366	-	2,300,366

Balance at December 31, 2007	100,170,071	$100,170	$21,547,929	($833,090)	$2,310,681	$3,390,774	$503,860	$27,020,324

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006
Cash Flows From Operating Activities
Net income / (loss)	$(7,829,595)	$2,318,758
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Consulting and professional fees (Note 19)	8,353,615	326,403
Bad Debt provision	287,482	364,064
Minority interest	2,211,627	298,024
Loss on disposals of fixed assets	30,027	249,381
Depreciation	1,446,185	718,387
Amortization of intangible assets	572,491	254,990
Amortization of debt issue costs (Note 24)	201,255	-
Interest expense (amortization of debt discount) (Note 24)	2,875,075	-
Penalty to investors settled by issuance of common stock	92,628	-
Government subsidies/grants, (Note 22)	(2,250,240)	-
Changes in operating assets and liabilities:
Trade receivables	(4,351,652)	(2,210,832)
Other receivables	196,755	12,787
Prepaid expenses and deposits	(560,751)	(20,236)
Inventories	(523,131)	(254,257)
Accounts payable and accrued liabilities	597,600	526,557
Others payable	-	22,787
Taxes payable	862,074	(131,454)
Net cash provided by operating activities	2,211,445	2,475,359

Cash Flows From Investing Activities
Sibiono acquisition cost paid	(2,664,244)	-
Purchases of property and equipment and construction-in-progress	(5,319,037)	(3,294,590)
Purchases of intangible assets	(3,094,245)	(787,087)
Refundable purchase price paid (Note 6)	-	(5,367,801)
Loans to related parties, net	-	(532,026)
Net cash used in investing activities	(11,077,526)	(9,981,503)

Cash Flows From Financing Actives
Proceeds of sales unit of common stock, net of Financing Cost	-	10,305,674
Proceeds from issuance of convertible promissory note (Note 24)	7,030,800	-
Proceeds of shareholder loan from Ever Leader	-	2,298,434
Proceeds and repayments of borrowings under related parties, net	(592,893)	(2,438,555)
Proceeds and repayments of borrowings under government debts payable, net	19,210	-
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	2,503,504
Proceeds and repayments of borrowings under bank loans, net	(748,367)	(1,714,492)
Net cash provided by (used in) financing activities	8,212,254	8,451,061
Effect of exchange rate changes on cash	243,948	390,121
Net increase in cash and cash equivalents	(409,879)	1,335,038

Cash and cash equivalents, beginning of period	1,676,119	341,081

Cash and cash equivalents, end of period	$1,266,240	$1,676,119

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$213,113	$113,458
Cash paid for income taxes	$718,723	$-

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

1.  Organization
Benda Pharmaceutical, Inc. (“Benda”) is a corporation organized under the Florida Laws and headquartered in Hubei Province, the People’s Republic of China (“PRC”).

Ever Leader Holdings Limited (“Ever Leader”), a wholly owned subsidiary of Benda, is a company incorporated under the laws of Hong Kong SAR.

Ever Leader owns 95% of the issued and outstanding capital of Hubei Tongi Benda Ebei Pharmaceutical Co. Ltd. (“Benda Ebei”), a Sino-Foreign Equity Joint Venture company incorporated under the laws of PRC. Mr. Yiqing Wan owns 5% of the issued and outstanding capital stock of Benda Ebei. Benda Ebei owns: (i) 95% of the issued and outstanding capital stock of Jiangling Benda Pharmaceutical Co. Ltd., (“Jiangling Benda”) a company formed under the laws of PRC; (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co. Ltd., (“Yidu Benda”) a company incorporated under the laws of PRC; and (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co. Ltd., (“Beijing Shusai”) a company incorporated under the laws of PRC. Mr. Yiqing Wan owns: (i) 5% of the issued and outstanding capital stock of Jingling Benda; and (ii) 5% of the issued and outstanding capital stock of Yidu Benda. Mr. Feng Wang owns 25% of the issued and outstanding capital stock of Beijing Shusai.

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 60 million (or $7.88 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 2.56 million (or $0.34 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $8.22 million. As of December 31, 2007, an accumulated amount, approximately Rmb52.9 million or $6.89 million was paid and leaving a balance approximately $1.33 million (please refer to Note 10 for the details).

Benda, Ever Leader, Benda Ebei, Jingling Benda, Yidu Benda, Beijing Shusai and SiBiono shall be referred to herein collectively as the “Group”. The Group is engaged principally in the business of identifying, discovering, developing, and manufacturing conventional medicines, active pharmaceuticals, bulk chemicals (or pharmaceutical immediates), and Traditional Chinese Medicines (“TCM”) for the treatment of some of the most widespread common ailments and diseases (e.g. common cold, diabetes, and cancer).

As of December 31, 2007, the organization and ownership structure of the Group is as follows:

Benda Pharmaceutical Inc.
(Delaware)
100%
Ever Leader Holdings
Limited (Hong Kong)
Offshore
Onshore (PRC)
95%
60.13%
Shenzhen SiBiono
GeneTech Co., Ltd.
Hubei Tongji Benda Ebei
Pharmaceutical Co., Ltd.
5%
Other Shareholders
39.87%
75%
95%
95%
Beijing Shusai Pharyngitis
Research Co., Ltd.
Jiangling Benda
Pharmaceutical Co., Ltd.
Yidu Benda Chemical Co.,
Ltd.
25%
5%
5%
Mr. Feng Wang
Mr. Yiqing Wan
(Husband of Ms. Wei Xu)

2.  Basis of Preparation
The accompanying consolidated financial statements of Benda and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for consolidated financial information

These consolidated financial statements include the accounts of Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda and Beijing Shusai for the full year and Sibiono from April 1, 2007 (date of acquisition) All significant inter-company balances and transactions have been eliminated in consolidation.

3.  Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

4.  Significant Accounting Policies

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions, and all highly-liquid investments with original maturities of three months or less at the time of purchase.

Estimates Affecting Trade Receivables, Other Receivables, Prepaid and Deposits and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). However, it is explicated that the changes in estimation were not material in the preparation of our consolidation financial statements.

As of December 31, 2007 and 2006, the Company provided a $943,667 and $467,015 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the year ended December 31, 2007 and 2006, the Company provided a reserve against its work-in-progress amounting to $4,422,014 and none respectively. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress (see Note 7). However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods.

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

Impairment of Long-Lived Assets
The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Group believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2007 and 2006.

Intangible Assets
The Group’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights, drug permits and licenses, patent and technology formulas know-how. Land-use rights are related to land the Group occupies in Hubei and Guangdong Province, PRC and are being amortized on a straight-line basis over a period of 40 years. Other intangible assets are being amortized on a straight-line basis over a period of 10 years.

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
The majority of the Group's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Group believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $553,962 and $30,821 on direct research and development (“R&D”) efforts in 2007 and 2006, respectively.

Income Taxes
The Group accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

Comprehensive Income
The Group has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentration of Credit Risk
A significant portion of the Group's cash at December 31, 2007 and 2006 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the years ended December 31, 2007 and 2006:

	December 31,		December 31,
	2007		2006
Revenue	$26,384,608%		$15,935,012%

Individual customer's revenue
Zhuhai Gongbei Pharmaceutical Co, Ltd.	5,034,917	10%	2,691,168	17%
Shenzhen Huihua Pharmaceutical Co. Ltd.	3,264,033	8%	2,126,246	13%
Shenyang Pharmaceutical Co. Ltd.	2,784,912	8%	2,054,462	13%
Jiangxi Huiren Pharmaceutical Co. Ltd.	2,360,264	7%	1,962,436	12%
Hubei Jiuzhoutong Pharmaceutical Co. Ltd	1,314,444	5%	128,869	1%
Zhongxin Pharmaceutical Co.,Ltd	1,263,442	5%	-	0%

Account receivable, gross	$10,909,921%		$6,650,854%

Individual customer's account receivable gross balance
Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,658,203	15%	2,691,168	40%
Hubei Hengzhou Health Products Ltd.	1,154,881	11%	-	0%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,111,545	10%	2,126,246	32%
Shenyang Pharmaceutical Co. Ltd.	903,202	8%	2,054,462	31%
Zhongxin Pharmaceutical Co.,Ltd	694,637	6%	-	0%
Jiangxi Huiren Pharmaceutical Co. Ltd.	486,843	4%	1,962,436	30%

Basic and Diluted Earnings Per Share
The Group adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as warrants that are in the money.

Foreign Currency Translation
The functional currency of the Group is the Renminbi (“RMB”), the PRC’s currency. The Group maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Group, which are prepared using the RMB, are translated into the Group’s reporting currency, United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates in effect at December 31, 2007 and 2006 were stated as follows: (for RMB 1.00):

	December 31,	December 31,
	2007	2006
Fixed rate	$0.1371	$0.1283
Average rate	$0.1317	$0.1256

For the year ended December 31, 2007, the foreign exchange gain was $2,302; and for the year ended December 31, 2006, the foreign exchange loss was $39,377.

Fair Value of Financial Instruments
The Group's financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, value-added taxes, short-term and long-term bank loans, and loans payable to related parties. The carrying amounts of financial instruments other than long-term obligations approximate fair value due to their short maturities. Long-term obligations approximate fair value based upon rates currently available for similar instruments.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Group is currently assessing the impact of the adoption of this standard on its financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159"). FASB 159 permits entities to measure financial instruments and certain other items at fair value that are not currently measured at fair value. The Group is currently evaluating the impact of the adoption of SFAS 159 will have, if any, on our financial statements.

On December 4, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

Recently Adopted Accounting Pronouncements
SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Group’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.

5.  Trade Receivables, Other Receivables and Prepaid and Deposits - Allowance for Doubtful Debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid and deposit as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Trade receivables, gross	$10,909,921	$6,660,600
Allowance for doubtful debts	(437,688)	(467,015)
Trade receivables, net	$10,472,233	$6,193,585

	December 31,	December 31,
	2007	2006
Other receivables, gross	$614,971	$99,733
Allowance for doubtful debts	(161,376)	-
Other receivables, net	$453,595	$99,733

	December 31,	December 31,
	2007	2006
Prepaid and deposits, gross	$1,277,882	$372,548
Allowance for doubtful debts	(344,583)	-
Prepaid and deposits, net	$933,299	$372,548

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2007 and 2006, is displayed as follows:

	December 31,	December 31,
	2007	2006
Balance at beginning of year	$(467,015)	$(92,014)
Provision during the year	(287,482)	(364,064)
Addition in lieu of acquisition of SiBiono	(121,912)	-
Foreign exchange difference	(67,238)	(10,937)
Balance at end of year	$(943,647)	$(467,015)

6.  Refundable Purchase Price Paid
The Group’s refundable purchase price at December 31, 2007 and 2006 are comprised as follows:

	December 31,	December 31,
	2007	2006
Advance for acquire intangible assets	$1,200,000	$1,200,000
Advance for acquire Sibiono	-	4,167,801
Total	$1,200,000	$5,367,801

a)
On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As at December 31, 2007, the deal has not been closed as the product certificate still not received from FDA of the United States of America and the amount paid is refundable per agreement if such approval is not obtained.

b)
In December 2006, Benda, through its 95% owned subsidiary Benda Ebei, plans to enter into an agreement with the two controlling shareholders of Shenzhen Sibiono GeneTech Co. Ltd. (“SiBiono”) to purchase a total of approximately 58% of the ownership of Sibiono for total cash consideration of approximately Rmb 60 million (or $7.7 million). Due to this possible acquisition, Benda, through its subsidiaries Everleader and Benda Ebei, as of December 31, 2006, advanced approximately RMB 13.03 million (or $1.67 million) to Shenzhen Yuanxing Gene City Development Co., Ltd. and approximately HK$19.42 million (or $2.5 million) to Shenzhen Yuanzheng Investment Development Co., Ltd. as deposits for the pending acquisition of their shares in SiBiono. The acquisition was closed on April 5, 2007, and thus the total advanced amount of $4,167,801 was relcassified as investment cost.

7.  Inventories

The Group’s inventories at December 31, 2007 and December 31, 2006 were comprised as follows:
	December 31,	December 31,
	2007	2006
Raw materials	$1,078,438	$311,064
Packing materials	155,101	80,639
Other materials / supplies	93,206	-
Finished goods	415,627	309,637
Work-in-progress	4,631,990	-
Total inventories at cost	6,374,362	701,339

Less: Reserves on work-in-progress	(4,422,014)	-

Total inventories, net	$1,952,348	$701,339

No reserve for obsolete, slow-moving or non-salable inventory were required at the year ended December 31, 2006, and an amount $4,422,014 was made a reserve on work-in-progress at the year ended December 31, 2007.

The provision of reserve was resulted from the manufacturing process of Gendicine, SiBiono’s sole product and SiBiono was acquired by the company in April 2007.

The following chart shows the manufacturing process of Gendicine (Ad-p53):

In the production process of finished goods, Gendicine, several working steps are needed: (i) large-scale culturing of adenovirus from master adenovirus bank; (ii) culturing of cell from master cell bank; (iii) purification. The whole process including step (i) to step (iii) takes approximately twenty-four days to make reagent (“original liquid”). This particular liquid can only be stored for approximately five years. It takes approximately another seven days for mixing and bottling original liquid to finished goods which is known as Gendicine.

Therefore, up to the stage of reagent, all the related production costs are treated as work-in-progress. The major components of those production costs are: (i) direct labor; (ii) direct materials; (iii) power; (iv) supplies and other materials and (v) manufacturing overheads.

Before acquisition, as of March 31, 2007, the accumulated units of original liquid produced was 198,075 and which could be converted to approximately 226,736 vials of Gendicine. However, the accumulated vials of Gendicine sold throughout the years 2004 to three-months period ended March 31, 2007 were only approximately 18,424 vials. The accumulated production costs of $4,080,644 were remained as work-in-process as of three-month period ended March 31, 2007.

Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, and the provision of reserve on work in progress was $3,696,083 as of three-month period ended March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of December 31, 2007, the provision of reserve on work in progress was $4,422,014.

8.  Property and Equipments

The Group’s property and equipment at December 31, 2007 and December 31, 2006 were comprised as follows:

	December 31, 2006	Addition	Disposal	Foreign Currency Translation Difference	December 31, 2007
Buildings	$2,227,710	6,108,113	(19,835)	542,138	$8,858,126
Machinery and equipment	3,941,187	10,571,781	(302,952)	1,050,151	15,260,167
Office equipment	10,672	18,766	(491)	(185)	28,762
Motor Vehicles	32,971	182,597	-	(9,316)	206,252
Cost	6,212,540	16,881,257	(323,278)	1,582,788	24,353,307

Less: Accumulated Depreciation

Buildings	$(875,351)	(234,758)	5,098	(70,331)	$(1,175,343)
Machinery and equipment	(1,837,222)	(1,169,806)	106,028	(171,321)	(3,072,321)
Office equipment	(4,558)	(4,330)	61	926	(7,901)
Motor Vehicles	(7,129)	(37,291)	-	(2,027)	(46,447)
Accumulated Depreciation	(2,724,260)	(1,446,185)	111,187	(242,753)	(4,302,012)

Construction in progress	$10,184,787	(4,478,528)	-	518,316	$6,224,575

Total property and equipment, net	$13,673,067	10,956,544	(212,091)	1,858,351	$26,275,871

The table above shows the fixed assets movement during the year of 2007. In which, the net book value of SiBiono’s fixed assets was recorded as the addition in the year of 2007 when the acquisition was taken place and effective on April 1, 2007. The accumulated depreciation from SiBiono as of March 31, 2007 was not carried forward. As of March 31, 2007, the net book value of SiBiono’s fixed assets was approximately $6.9 million, in which $183K was accounted for buildings; $1.6 million was accounted for machinery and equipment; $5.7K was accounted for office equipment; $18.5K was accounted for motor vehicles; and $5.1 million was accounted for construction in progress at original cost.

As mentioned in Note 11 and Note 28, Benda Ebei entered into a commercial bank note issuance agreement with the Shanghai Pudong Development Bank (“Pudong Bank’) on August 14, 2007 and this credit facility is guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei. On December 15, 2007, Benda Ebei received a consent letter from Pudong Bank that Pudong Bank agreed to cancel SiBiono’s guarantee toward this credit facility.

As of December 31, 2007, the net book value of secured property and equipment was approximately Rmb 67.33 million (or $9.2 million).

The deprecation expense for the year ended December 31, 2007 was calculated as follows:

	Original Cost
	December 31,	December 31,		Salvage	Estimate	Depreciation	Deprecation
	2006	2007	Average	Value	Useful Lives	Calculated	Reported	Difference
Building	$4,682,848	11,344,960	8,013,904	5%	25	304,522	234,758	69,764
Property and equipment	8,280,735	19,544,311	13,912,523	5%	13	1,057,351	1,169,804	(112,453)
Office equipment	16,660	36,837	26,748	5%	5	5,082	4,330	752
Motor vehicle	69,253	264,155	166,704	5%	5	31,674	37,291	(5,617)
Total property and equipments	$13,049,495	31,190,262	22,119,879			1,398,629	1,446,183	(47,554)

The above table shows the calculation of depreciation expenses for the year ended December 31, 2007. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The weighted average useful lives are used as the base for the calculation of depreciation as the estimated useful lives for buildings and property and equipments are varies from 20 to 30 years and 10 to 15 years, respectively.

The total depreciation expense was $1,446,185 and $718,387 for the years ended December 31, 2007 and 2006, respectively, and is broken down as follows:
	December 31,	December 31,
	2007	2006
Cost of sales	$1,112,221	$585,640
Operating expense	333,964	132,747
Total depreciation expense	$1,446,185	$718,387

It is noted that the original cost used for depreciation calculation is different from the consolidated original cost. It is due to the fact that when Ever Leader acquired Benda Ebei in November 2005, a negative goodwill of $7,924,763 was resulted. The negative goodwill was recognized as reduction of the fair values of acquired fixed assets and intangible assets at $6,836,955 and $1,087,808, respectively. As a result, the consolidated costs of fixed assets are reduced by this $6,836,955. The table below shows the reconciliation between the total of the original cost of all subsidiaries and the consolidated original costs:

	December 31,	December 31,
	2007	2006
Original cost of all subsidiaries	$31,190,262	$13,049,495
Less: negative goodwill	(6,836,955)	(6,836,955)
Consolidated original cost	$24,353,307	$6,212,540

9.  Intangible Assets

The Group’s intangible assets at December 31, 2007 and December 31, 2006 were comprised as follows:

	December 31, 2006	Addition	Foreign Currency Translation Difference	December 31, 2007
Land-use rights	$1,068,036	1,656,038	151,722	$2,875,796
Drugs permits and licenses	1,055,893	1,316,700	192,403	2,564,996
Technology formulas	679,700	474,012	66,452	1,220,164
Patent	-	1,619,180	66,739	1,685,919
Cost	2,803,630	5,065,930	477,316	8,346,875

Land-use rights	$(150,465)	(64,877)	(13,038)	$(228,380)
Drugs permits and licenses	(1,085,471)	(229,765)	(84,348)	(1,399,584)
Technology formulas	(66,210)	(80,757)	(7,896)	(154,863)
Patent	-	(197,092)	(7,955)	(205,047)
Accumulated amortization	(1,302,146)	(572,491)	(113,237)	(1,987,874)

Total intangible assets, net	$1,501,483	4,493,439	364,079	$6,359,000

The table above shows the intangible assets movement during the year of 2007. In which, the net book value of SiBiono’s intangible assets was recorded as the addition in the year of 2007 when the acquisition was taken place and effective on April 1, 2007. In order words, the accumulated amortization from SiBiono, as of March 31, 2007 was not carried forward. As of March 31, 2007, the net book value of SiBiono’s intangible assets was approximately $1.97 million, in which $353K was accounted for land use rights; $1.62 million was accounted for patents.

As of December 31, 2007, the cost of intangible assets was increased by $5,065,930 which was mainly composed of the followings:

a)
Due to the acquisition of SiBiono, two items were included: (1) patent, the innovation and research results of Genedicine, with cost $1,619,180; (2) land use right with a total area 20,574 square meters, with cost $352,505

b)	Benda Ebei purchased a land use right with total purchase cost Rmb 9.9 million (or $1.3 million). During the year ended December 31, 2007, an amount Rmb 6.71 million (or $0.92 million) was paid.

c)
Benda Ebei purchased a license for a new drug, which is a kind of anti-virus product in nature with total purchase cost Rmb 10 million (or $1.30 million). During the year ended December 31, 2007, an amount Rmb 9 million (or $1.20 million) was paid.

d)
In May 2007, SiBiono enter into a co-operation agreement with DNAVEC, a Japanese gene therapy research institute. Under the terms of the agreement, DNAVEC will leverage SiBiono’s proven gene therapy manufacturing platform and will transfer the exclusive development and distribution rights of SeV-Gag in China to SiBiono. The total purchase cost Rmb 2 million and the full amount was paid during year ended December 31, 2007 for obtaining such exclusive right.

e)
In July 2004, Yidu Benda entered into a co-operation agreement with Sanxia University Chemical Science Research Institute. Under the terms of the agreement, Sanxia University Chemical Science Research Institute will improve the existing product L-Methionine and transfer the exclusive development and distribution rights of L-Methionine to Yidu Benda. The total purchase cost Rmb1.6 million and $0.15 million was paid in the Year of 2006 for obtaining such exclusive right and recognized as intangible assets as of December 31, 2007.

The amortization expense for the year ended December 31, 2007 was calculated as follows:

	Original Cost
	December 31,	December 31,		Estimated	Amortization	Amortization
	2006	2007	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$1,615,068	3,450,771	2,532,919	40	$63,323	64,877	(1,554)
Drugs permits and licenses	1,596,666	3,077,830	2,337,248	10	233,725	229,765	3,960
Technology formulas	679,705	1,220,164	949,935	10	94,993	80,757	14,236
Patent	-	1,685,919	1,685,919	6	210,740	197,092	13,648
Total Intangible assets	$3,891,438	9,434,683	7,506,020		$602,781	572,491	30,290

The above table shows the calculation of amortization expenses for the year ended December 31, 2007. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

From the above calculation table, the patent, $1.68 million, was acquired in during the acquisition of SiBiono. It is amortized over the remaining useful lives, 6 years, whereas the original useful lives are 10 years.

The total amortization expense was $572,491 and $254,990 for the years ended December 31, 2007 and 2006, respectively, and is broken down as follows:

	December 31,	December 31,
	2007	2006
Cost of sales	$430,810	$158,375
Operating expense	141,681	96,615
Total amortization expense	$572,491	$254,990

As mentioned in Note 8, the original cost used for amortization calculation is different from the consolidated original cost. It is due to the fact that when Ever Leader acquired Benda Ebei in November 2005, a negative goodwill of $7,924,763 was resulted. The negative goodwill was recognized as reduction of the fair values of acquired fixed assets and intangible assets at $6,836,955 and $1,087,808, respectively. As a result, the consolidated costs of fixed assets are reduced by this $6,836,955. The table below shows the reconciliation between the total of the original cost of all subsidiaries and the consolidated original costs:

	December 31,	December 31,
	2007	2006
Original cost of all subsidiaries	$9,434,683	$3,891,438
Less: negative goodwill	(1,087,808)	(1,087,808)
Consolidated original cost	$8,346,875	$2,803,630

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

As of December 31, 2007, there was an amount approximately $7.4 million was recorded as goodwill. Since SiBiono was turned to be profitable for the year ended December 31, 2007, no impairment would be provided.

The total consideration for the acquisition of SiBiono is Rmb 62.56 million (or $8.22 million). The form of the consideration payment is by cash. As of December 31, 2007, an accumulated amount, approximately Rmb 52.9 million (or $6.89 million) was paid and leaving a balance of $1.33 million as acquisition cost payable. The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year 2008.

11.  Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at December 31, 2007 and December 31, 2006 was comprised as follows:

	December 31,	December 31,
	2007	2006
Deposits for issuance of commercial notes	$2,615,254	$-
Funds from government technolgy agencies	1,342,370	-
Total restricted cash	$3,957,624	$-

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;

b)	It is non-interest bearing;

c)	The repayment period of each commercial note payable is six months;

d)
The total commercial note issuable limit is Rmb 60 million; however 50% of deposit should be made into the bank in order to secure the issuance of commercial bank note, thus the net available amount is Rmb 30 million;

e)	If the net amount of each commercial bank note payable is not settled on the due date, the penalty will be the penalty rate of the PRC bank loan on daily and compound basis.

f)
As mentioned in Note 8, this credit facility is guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei. On December 15, 2007, Benda Ebei received a consent letter from Pudong Bank that Pudong Bank agreed to cancel SiBiono’s guarantee toward this credit facility.

As of December 31, 2007, Benda Ebei and Jiangling Benda deposited an amount $2,615,254 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of December 31, 2007, the balance if the commercial bank notes payable was $5,118,758. Thus the net commercial bank notes payable was $2,503,504 as of December 31, 2007.

B)	The bank indebtedness was resulted from the acquisition of SiBiono with the effective date April 1, 2007. The reasons for causing bank indebtedness were stated as follows:

a)
Among the cash and cash equivalents balances of SiBiono were composed of two parts; (i) unrestricted cash, which were generated from either operations, or loans from bank and financial institutions, or invested capital; (ii) restricted cash, which were obtained from the various government technology agencies as long term debt payable (see note 13 for the related details).

b)
The cash obtained from the various government technology agencies as long term debt payable could only be dedicated to the related project’s research and development activities and purchase of fixed assets and construction in progress, therefore the cash balances for that part will be classified as restricted cash.

c)	Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances for the reporting periods.

d)	However, since the balance of the restricted cash was larger than the balance of cash and cash equivalents balances, thus bank indebtedness were resulted for the reporting periods.

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,342,370 as of December 31, 2007. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $874,490 as of December 31, 2007.

12.  Other assets

On November 23, 2006, Benda Ebei entered into an Equity Transfer Agreement with Xiaozhi Zhang (“Zhang”), to purchase approximately 6.24% of SiBiono’s common stock for a total consideration of Rmb12.48 million (Rmb6.24 million in cash and shares of our common stock equal to Rmb6.24 million) (or $1.71 million) which was due and payable on or before March 31, 2007.

Due to the fact that the signed agreement on November 23, 2006 was not practically executable according to the PRC regulations, Benda Ebei asked Zhang to terminate the signed agreement and sign a new agreement that was feasible under PRC regulations with essentially the same terms.

However, Zhang refused to sign the new agreement and applied to the Shenzhen Arbitration Commission (the “Commission”) in April 2007 for enforcement of the original agreement. Zhang requested the Commission to require Benda Ebei to pay for the total consideration, penalty for late payment and the related legal and arbitration expenses.

On November 27, 2007, Shenzhen Arbitration Commission determined that:
1.
Benda Ebei should pay for the consideration of Rmb 6.24 million, equal to 50% of the total consideration set forth in the Equity Transfer Agreement. For the other 50% of the total consideration which was supposed to be settled in the form of issuing common stock, since Zhang did not make an arbitration request on how to execute the arrangement, the Arbitration Commission did not make an award on this particular part.

2.	Benda Ebei should pay for the penalty of Rmb 46,800;
3.	Benda Eebi should pay for legal and arbitration expenses of Rmb 268,971.

Following this arbitration decision, Benda Ebei recognized the liability as total acquisition cost payable of Rmb 12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb 12.80 million or ($1.75 million) (Note 15). Accordingly Benda Eebi recognized the right to purchase the 6.24% equity shares in SiBiono and recorded as other assets at Rmb 12.48 million or $1.71 million.

13.  Bank Loans Payable

The Group’s bank loans as of December 31, 2007 and December 31, 2006 were comprised as follows:

	December 31,	December 31,
	2007	2006
Bank loans due within one year	$2,867,004	$256,492
Bank loans due after one year	-	-
Total bank loans	$2,867,004	$256,492

As of December 31, 2006, the Group had one outstanding bank loans with an amount $256,492 which was used primarily to fund construction in progress projects and for general working capital purposes and this loan had been settled as of December 31, 2007.

As of December 31, 2007, Sibiono, had one outstanding bank loan with an amount $2,867,004 which was used primarily to fund construction in progress projects and for general working capital purposes. This loan carries annual interest rate of 6.34% and payable monthly on the 20th day of each month with maturity in 3 years, starting from April 30, 2005 and matures on April 29, 2008. This loan is considered as a term loan and is not revolving or renewable. This loan is personal guaranteed by Zhaohui Peng, the Chairman and a shareholder of SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $214,113 and $113,458 for the years ended December 31, 2007 and 2006, respectively.

14.  Long Term Debt Payable

As of December 31, 2007, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable at December 31, 2007 and December 31, 2006 were comprised as follows:

	December 31,	December 31,
	2007	2006
Long-term debt payable due within one year	$1,787,239	$-
Long-term debt payable due after one year	425,001	-
Total long-term debt payable	$2,212,240	$-

Even though there were $1,787,239 long term debt payable due within one year as of December 31, 2007, because of its non-repayable feature, the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the year ended December 31, 2007, an amount of Rmb 17,090,000 (or $2,250,240) of long term debt payable was discharged and recorded as government subsidies, (see Note 22 for the related details).

15.  Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of December 31, 2007 and December 31, 2006 were comprised as follows:
	December 31,	December 31,
	2007	2006
Trade payable	$305,443	$387,073
Deposits paid by customer	160,818	2,488
Acquistion cost payable following the arbitration (Note 12)	1,754,263
Accrued liabilities	2,162,455	1,165,300
Miscellaneous payables	283,005	268,169
Total account payables and accurred liabilities	$4,665,984	$1,823,030

16.  Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC. Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of December 31, 2007 and 2006, the Group accrued approximately $345,000 and $146,000 for the employees’ welfare respectively.

17.  Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of December 31, 2007 and 2006, the registered capital of the Group’s PRC subsidiaries was $20,026,617 and $12,017,575, respectively.

18.  Related Party Transactions

Due from related parties at December 31, 2007 and 2006 were comprised as follows:

Due from

	December 31,	December 31,
	2007	2006
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$646,429	$455,275
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	72,949	-
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	3,608	-
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,502,118	1,299,479
Due to Ever Leader Holdings Co. Ltd.	230,160	210,518
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	29,318	11,543
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	137,097	-
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	3,257	-
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,083	-
Total due from related parties	$2,630,019	$1,976,815

Due to related parties at December 31, 2007 and, 2006 were comprised as follows:

Due to
	December 31,	December 31,
	2007	2006
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$49,056	$236,205
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,872,374	1,833,358
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	6,846	-
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	1,009,792	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	61,491	20,937
Yiqing, Wan
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	137,687	-
Hui Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	26,622.00	-
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	3,153.00	-
Hua Shen
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	26,597.00	-
Total due to related parties

	$3,193,618	$3,034,365

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes and are also long-term debts in nature, due on December 31, 2012.

19.  Redeemable Common Stock Issuable For Services

On April 5, 2007, Benda Ebei entered into Equity Transfer Agreements with certain shareholders of SiBiono to purchase a total of approximately 57.57% of the shares of SiBiono’s common stock for total consideration of RMB 60,000,000 due and payable on or before April 30, 2007.

On June 11, 2007, Benda Ebei entered into additional Equity Transfer Agreements with Yaojin Wang (“Wang”) and Huimin Zhang “(Zhang”), also shareholders of SiBiono, for the purchase of an additional 2.56% of the shares of SiBiono’s common stock for total consideration of RMB 2,560,000 due and payable on or before June 30, 2007.

In connection with the above Equity Transfer Agreements, Benda entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”) and Technical Consultancy Agreements with Wang and Zhang for financial and technical consultancy services to be rendered. Pursuant to the Financial and Technical Consultancy Agreements (the “Agreements”), Benda agreed to issue an aggregate of 2,189,560 shares of its common stock to Super Pioneer (2.1 million shares, out of which 1.9 million shares is redeemable), Wang (33,585 shares, redeemable) and Zhang (55,975 share, redeemable) within three months from the date of the Agreements. Super Pioneer, Wang and Zang also agreed to refrain from selling shares of Benda’s common stock for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from expiration of the Lock-up Period, in the event that the public trading price of Benda’s common stock has not reach $3.60 per share and Benda’s common stock has not been listed on either the NASDAQ or AMEX stock exchanges, Super Pioneer, Wang, and Zang will have the option to require Benda to redeem an aggregate 2,049,560 shares of Benda’s common stock owned by Super Pioneer, Wang, and Zhang at a price of $3.60 per share.

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at December 31, 2007.

The total consulting and professional fees was $8,353,615 and which was composed of:
a)
Since the issuance of common shares to Super Pioneer, Wang and Zhang was in the form of financial and technical consultancy services to be rendered, thus the corresponding amount $7,882,416 was recorded as consulting and professional fees.

b)
As of December 31, 2007, the placement agent, Keating Investment, exercised it warrants at a strike price $0.555 per share through the cashless arrangement. The amount of warrants being exercised was 849,007, thus the corresponding amount $471,199 was recorded as consulting and professional fees.

20.  Penalty to investors

In accordance with FASB staff position No. EITF00-19-2 the Group recorded $1,022,275 in Registration Delay Expense, starting from August 15, 2007 till December 31, 2007. Out of the total penalty, $143, 225 was paid in cash during the year ended December 31, 2007; $92,628 was settled by issuance of 166,898 shares of common stock at strike price of $0.555 per share.

21.  Other general and administrative

For the years ended December 31, 2007 and 2006, the amount of other general and administrative expenses mainly composed of the following events:

	December 31,	December 31,
	2007	2006
Audit and accounting	$405,364	$521,977
Legal fees	304,649	114,993
Office expenses	428,219	210,696
Salaries and wages	961,797	221,174
Consulting	221,044	191,248
Rent & Utilities	77,132	21,313
Investor relation, Transfer agent and filing fees	109,540	9,828
Travel and transportation	239,316	87,264
Miscellaneous	426,246	155,282
Total other general & administrative	$3,173,307	$1,533,775

22.  Government Subsidies / Grants

As mentioned in the Note 14, long term debt payable, various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable. According to the technology fund agreements, the various government technology agencies will examine the results of research and development according to the status of the projects. Once the examination is taken place, the obligation of a particular debt payable is discharge accordingly.

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the reporting period ended December 31, 2007, an amount of Rmb 17,090,000 (or $2,250,240) was recognized as government subsidies / grants and the corresponding debt payable was discharged. In addition, SiBiono obtained government rewards to enterprise holding superior intellectual property rights of Rmb 200,000 (or $26,334), which was also recognized as subsidy income.

23.  Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the years ended December 31, 2007 and 2006 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the the years ended December 31, 2007 and 2006 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, at 18%, for the following three years, commencing from the first profitable year.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, at 18%, for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to 50% reduction in income taxes; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2010.

However, starting and effective from January 1, 2008, the full income tax rate would be changed from 33% to 25% according to the new PRC Taxation Regulations. Thereafter these subsidiaries will be subject to the regular full income tax rate at 25%.

Beijing Shusai did not have taxable income for the years ended December 31, 2007 and 2006.

According to the taxation regulations of Shenzhen, a Special Economic District of PRC, SiBiono is subject to the full income tax rate of 15% on taxable income. The net losses for the previous year can be carried forward for a maximum period of five years. If the company is approved and recognized as high-tech company, the company can enjoy three years of 50% of the full tax rate with an extension for the coming next three years. Therefore, there was no provision for income taxes made for the year ended December 31, 2007. SiBiono also plans to apply for the PRC enterprise tax exemption for two years starting from the first profit-making year, followed by a 50% reduction in income taxes for the following three years.

As a result, only Benda Ebei incurred income tax for the year ended December 31, 2007 of Rmb 7.3 million (or $0.9 million). There was no income tax of the Group for the years ended December 31, 2006.

24.  Long Term Convertible Promissory Note

Our financial statements include enhanced note disclosure addressing the fair value of the convertible promissory notes and warrants and the appropriate accounting treatment for the overall transaction.

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

In March and April of 2007, the Group entered into Investment Agreements (“Agreements”) with certain accredited and institutional investors (“Investors”) pursuant to which the Investors purchased from the Group a total of 252 Units (“Units”), resulting in aggregate gross proceeds to the Group $7,560,000, with each Unit consisting of: (i) a Convertible Promissory Note (“Note”) in the principal amount of $30,000 and convertible into 54,087 shares of the Group's common stock; and (ii) a Common Stock Warrant (“Warrant”) to acquire 54,087 shares of the Group’s common stock at an exercise price of $0.555 per share and expiring on November 14, 2011. The Notes are immediately convertible at the option of each Investor, bear interest at a rate of 4% per annum, and mature on March 28, 2009. At December 31, 2007, the aggregate $7,560,000 principal balance of the notes remained outstanding and during the year ended December 31, 2007, the Group recorded $224,522 of interest expense related to the Notes.

The Group has accounted for the Warrants issued in conjunction with the Notes in accordance with the provisions of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Accordingly, the Warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 4.63%, (ii) a contractual life of 4.6 years, (iii) an expected volatility of 25%, and (iv) a dividend yield of zero. The relative fair value of the Warrants, based on an allocation of the value of the Notes and the value of the Warrants issued in conjunction with the Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $5,174,911, and is being amortized to interest expense over the expected term of the Notes.

Additionally, the difference between the effective conversion price of the Notes into shares of the Group’s common stock, and the fair value of the Group’s common stock on the date of issuance of the Notes, resulted in a beneficial conversion feature of $2,385,089 (capped at the $7,560,000 of gross proceeds raised less the previously calculated $5,174,911 debt discount associated with Warrants issued in conjunction with the Notes) and was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. This beneficial conversion feature was recorded as an additional debt discount (with a corresponding increase to additional paid-in capital) and is being amortized to interest expense over the expected term of the Notes.

During the year ended December 31, 2007, the Group recorded $2,875,075 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes. For the year ended December 31, 2007, the Group recorded $201,255 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”). In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.065.

In the accounting for the Long Term Converible Promissory Note, the Group’s analysis of the Performance Threshold had no effect because of the cap of the debt discounted and beneficial conversion feature as calculated in accordance with EITF 98-5.

The Group is also required to register for resale: (i) the shares of common stock underlying the Notes; and (ii) 150% of the shares of common stock underlying the Warrants, on a registration statement to be filed with the Securities and Exchange Commission (“Registration Statement”) and such Registration Statement is required to be declared effective by August 15, 2007 (the “Effectiveness Deadline”). If the Registration Statement does not become effective by the Effectiveness Deadline, or if the Group fails to maintain the effectiveness of the Registration Statement, for any reason, the Group is required to pay the Investors in cash an amount equal to 1% of the purchase price of each Unit held by the Investors on such Effectiveness Deadline or the first day of such failure to maintain the Registration Period, as applicable, and for every 30 day period (or part) thereafter, in each case until cured (“Registration Delay Payments”), provided that the Registration Delay Payments will not exceed 10% of the purchase price of the Units. In the event that the Registration Delay Payments are not made in a timely manner, such Registration Delay Payments will bear interest at a rate of 1.5% per month until paid in full.

The calculated fair value of the warrants (issued in conjunction with the convertible promissory notes) was recorded as a debt discount (reduction to the carrying value of the convertible promissory notes) with a corresponding increase (credit) to additional paid in capital.

In accordance with the registration rights granted to investors who purchased the convertible promissory notes and warrants, we are required to file a registration statement with the Securities and Exchange Commission (“Registration Statement”) attempting to register the potentially issuable shares of common stock underlying the convertible promissory notes and warrants. There is no cash settlement requirement, in the event the Company cannot deliver Registered Shares.

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

In the event the Registration Statement is never declared effective, the Registration Delay Payments are capped at 10% (of the purchase price paid by each investor for the convertible promissory notes and warrants). As a result, the initial requirement for the Company to deliver registered shares upon conversion of the convertible promissory notes or exercise of the warrants is negated and paragraphs 14 - 18 of EITF 00-19 are not applicable (for purposes of classifying the fair value of the warrants issued in conjunction with the convertible promissory notes as a liability with changes in fair value recorded in earnings).

In accordance with FASB staff position No. EITF00-19-2, as of December 31, 2007 the Group recorded $1,022,275 for Registration Delay Expense or penalty to investors. EITF 00-19-2 requires the Group to record the expense when it is probable that the liability has been incurred and the amount can be reasonably estimated.

25.  Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of December 31, 2007, and 2006, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)
As of December 31, 2006, 96,258,411 shares of common stock were issued and outstanding, par value $0.001 each; During the reporting period of the year 2007: (i) 2,189,560 common shares were issued to Super Pioneer, Yaojin Wang and Huimin Zhang (see Note 19); (ii) 849,007 common shares were issued to placement agent for being exercised their warrants (see Note 19); (iii) 166,898 shares were issued to PIPE investors for the late submission of the registration statement (see Note 20); and (iv) 706,195 shares were issued to the various consultants who rendered services related to the reverse merger and were valued at the private placement offering price at $0.4622 per share on November 15, 2006. Thus, the share of common stock issued and outstanding was 100,170,071 as of December 31, 2007.

(c)	The following tables shows the events occurred in additional paid-in capital:

	December 31,	Events occurred	December 31,
Events	2006	during the year	2007
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	-	$584,481

To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)

Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434

To eliminate the common stock and additional paid-in capital of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770

To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)

Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038

Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)

To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285

To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)

Issuance of common stock 706,195 at $0.4622 per share	-	325,697	325,697

Debt discount on beneficial conversion feature on convertible promissory notes	-	2,385,089	2,385,089

Debt discount on warrants issued with convertible promissory notes	-	5,174,911	5,174,911

Placement agent exercised 849,007 warrants at strike price through cashless arrangement	-	470,347	470,347

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	-	92,461	92,461

Additional paid-in capital, balance for the period ended	$13,099,424	8,448,505	$21,547,929

(d)
As of December 31, 2006, 28,557,936 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding, and as of December 31, 2007, since the placement agent exercised 849,007 warrants through the cashless arrangement, thus the remaining balance was 27,708,929;

(e)	None options issued and outstanding.

26.  Commitments and Contingencies

As of December 31 2007, there was an operating lease commitment and the amounts are stated as follows;

Decemebr 31,
2007
Rental and Property Management Fee
Within one year	$107,600
One to two year	73,691
Total commitments payable	$181,291

27.  Segment Information

The company states the segment information according to the requirement stated in paragraph 37 of SFAS 131. The company produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

1.	Benda Ebei produces conventional medicines which including banded and generic medicines;

2.	Jiangling Benda produces active pharmaceutical ingredients, APIs;

3.	Yidu Benda produces bulk chemicals;

4.	Beijing Shusai produces pharyngitis killer therapy; and
5.	SiBiono produces gene therapy medicines, Gendicine.

Since each subsidiary produces the corresponding products by using the same production facilities of each subsidiary, therefore according to the requirement stated in paragraph of SFAS 131, the Group reports the segment information according to the un-identical products that produced in each subsidiary.

Selected financial information for each of these segments for the years ended December 31, 2007 and 2006 were as follows:
	Benda Ebei
Products produced	December 31, 2007	December 31, 2006
Conventional medicines/injection vials
Revenue from external customers	$19,353,654	$9,635,938
Intersegement revenue	-	-
Segment operating profit / (loss)	5,468,653	2,484,701
Total assets, segment	$31,844,691	$12,030,371

	Jiangling Benda
Products produced	December 31, 2007	December 31, 2006
Active pharmaceutical ingredients
Revenue from external customers	$531,531	$15,564
Intersegement revenue	-	-
Segment operating profit / (loss)	(222,560)	(169,979)
Total assets, segment	$8,522,537	$4,088,673

	Yidu Benda
Products produced	December 31, 2007	December 31, 2006
Bulk chemicals
Revenue from external customers	$698,578	$6,237,621
Intersegement revenue	-	-
Segment operating profit / (loss)	(345,019)	2,343,081
Total assets, segment	$7,430,477	$8,399,187

	Beijing Shusai
Products produced	December 31, 2007	December 31, 2006
Pharynigitis killer therapy
Revenue from external customers	$43,890	$42,952
Intersegement revenue	-	-
Segment operating profit / (loss)	(118,956)	(39,337)
Total assets, segment	$103,447	$96,373

	SiBiono
Products produced:	December 31, 2007	December 31, 2006
Genedicin (Ad-p53)
Revenue from external customers	$5,756,955	$-
Intersegement revenue	-	-
Segment operating profit / (loss)	2,697,169	-
Total assets, segment	$13,673,580	$-

	TOTAL
	December 31, 2007	December 31, 2006

Total revenue from external customers	$26,384,608	$15,932,075
Total intersegement revenue	-	-
Total operating profit / (loss) for reportable segment	7,479,287	4,618,466
Total assets, segment	$61,574,733	$24,614,603

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	TOTAL
	December 31, 2007	December 31, 2006
Total operating profit / (loss) for reportable segment	$7,479,287	$4,618,466
Unallocated amounts:
Government subsidies	2,276,574	-
Other corporate expenses	(14,408,646)	(2,001,684)

Income / (loss) before minority interest and income taxes	(4,652,785)	2,616,782

Total assets	$64,934,898	$31,562,489

The other corporate expenses for the year ended December 31, 2007 and 2006 composed of the following events:

	December 31, 2007	December 31, 2006
Consulting and professional fees (Note 19)	$8,353,615	$326,403
Penalty to investor	1,022,275	-
Wages and salaries	347,949	37,500
Audit and accounting	334,106	509,839
Amortization of debt issue cost	201,255	-
Consulting fee	157,619	191,248
Investor relation, transfer agent and filing fees	109,540	-
Director renumeration	94,247	-
Brokerage fees	50,161	-
Travel and transportation	51,071	-
Office expense	53,594	-
Interest expense	3,090,952	(5,490)
Miscellaneous	542,262	942,184

	$14,408,646	$2,001,684

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the years ended December 31, 2007 and 2006:
	December 31,	December 31,
	2007	2006
Total assets, segment	$61,574,733	$24,614,603

Total assets of corporate:
Cash and cash equivalent	80,291	914,261
Bank indebtedness	874,490	-
Prepaid expesnes and deposit	851	-
Refundable purchase price paid	1,200,000	5,367,801
Due from related parties	876,589	665,824
Debt issue costs:
placement agent commission	327,945	-

Total assets	$64,934,898	$31,562,489

The following table shows how the minority interest for year ended December 31, 2007 and 2006 was derived:

	Year Ended December 31, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$5,468,653	(222,560)	(345,019)	(118,956)	2,697,169	$7,479,287
Loss on disposal of assets	-	(24,852)	(5,175)	-	-	(30,027)
Interest income/ (expenses)	(88,077)	2,547	(23,748)	(23)	(189,423)	(298,724)
Other income / (expenses)	(18,449)	(12,273)	3,555	(1,251)	(5,127)	(33,545)
Prior year adjustment	-	-	-	-	89,509	89,509
Government subsidies	-	-	-	-	2,276,574	2,276,574
Income taxes	(965,183)	-	-	-	-	(965,183)
Income / (loss) before minority interest	$4,396,944	(257,138)	(370,387)	(120,230)	4,868,702	$8,517,891

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$219,847	(25,071)	(36,113)	(34,566)	2,087,529	$2,211,627

	Year Ended December 31, 2006
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$2,484,701	(169,979)	2,343,081	(39,337)	-	$4,618,466
Loss on disposal of assets	-	(249,381)	-	-	-	(249,381)
Interest income/ (expenses)	(87,706)	(78)	(26,527)	10	-	(114,301)
Other income / (expenses)	(3,671)	369	1,695	793	-	(814)
Prior year adjustment	-	-	-	-	-	-
Government subsidies	-	-	-	-	-	-
Income taxes	-	-	-	-	-	-
Income / (loss) before minority interest	$2,393,324	(419,069)	2,318,249	(38,534)	-	$4,253,970

MI percentage	5.00%	9.75%	9.75%	28.75%
MI interest	$119,666	(40,859)	226,029	(11,079)	-	$298,024

28.  Subsequent Events

(a)
SiBiono patents - on January 29, 2008, SiBiono entrusted Grandall Legal Group Shenzhen Law Firm to issue a legal letter to Zhaohui Peng, one of the shareholders of Sibiono and the inventor of Gendicine, requesting him to transfer all the title of patents to SiBiono.

On June 18, 1999, during the formation of SiBiono, Zhaohui Peng transferred the rights to the patent “A new method for manufacturing recombinant adenovirus” and related research results to SiBiono as a payment for the registered capital. In return, Zhaohui Peng was granted 32.03% of the common stock of SiBiono.

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

Item	Patent name	Countries / Date	Application Number (1)	Publication Number (2)	Approved Patent Number (3)	Name of Patent Inventor (6)	Name of Applicant (6)	Patent Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	12/14/1998	9/15/1999	7/3/2002
2	A recombinant constructed by a virus vector and a
human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	5/8/2002	3/12/2003	11/24/2004

	B	PCT (4)		WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	3/8/2004	9/16/2004	N/A
3	Recombinant gene medicine of adenovirus vector and
and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	5/10/2003	2/4/2004	7/25/2007

	B	PCT (4)		WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	5/9/2004	12/2/2004	N/A
4	The application of recombinant adenoviral p53
as cancer vaccine (tentative title)
	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	1/26/2005	10/12/2005	8/29/2007

	B	PCT (4)		WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	1/26/2005	8/3/2006	N/A

	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	3/7/2005	12/22/2005	N/A
5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	6/13/2003	7/21/2004	N/A

	B	PCT (4)		WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	5/9/2004	12/23/2004	N/A
6	The complex of polypeptide liposome and human VGEF
gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	7/4/2002	1/8/2003	N/A

Note:
(1)	Application number is obtained when application is submitted;
(2)	Publication number is obtained after the first phase examination;
(3)	Approved patent number is obtained after the final examination;
(4)	PCT is referred to an International Patent Organization in Paris;
(5)	US is referred to the application is made in United States of America alone;
(6)	Peng is referred to Zhaohui Peng; Zhang is referred to Xiaozhi Zhang; Zhu is referred to Jinya Zhu.

As indicated in the above table, Item 1, the patent “A new method for manufacturing recombinant adenovirus” had been assigned to SiBiono; however, the other approved patents (item 2 through item 4) in PRC still have not been assigned to SiBiono. The Group believes that all the above mentioned patents should be rightfully transferred to SiBiono, a subsidiary of the Group. Accordingly, the above mentioned legal letter was issued on this ground.

The Group and Zhaohui Peng are currently in negotiations regarding the patent transfers. However, if Zhaozhui Peng refuses to transfer all the patents’s title to SiBiono, the Group will take a legal action against him.

(b)
As mentioned in Note 12, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of Rmb 12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb 12.80 million (or $1.75 million). Up to now, since both parties are still in the process of negotiation about the date of the payment, no actual equity transfer is made yet.

(c)
On January 21, 2008, Benda Ebei entered into a supplementary agreement with Shanghai Pudong Development Bank, to supplement the commercial bank note issuance agreement dated on August 14, 2007 (see Note 8). According to this supplementary agreement, the credit facility is further secured by the buildings, machinery and equipment of Jiangling Benda. As of December 31, 2007, the net book value of secured property and equipment was approximately Rmb67.33 million (or $9.2 million).

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

ITEM 8A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

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

Name	Age	Position	Date of Appointment
Yiqing Wan	46	Chief Executive Officer and Chairman	November 10, 2006
Wei Xu	45	Vice President of Operations	November 15, 2006
John Micek, III	55	Director	November 15, 2006
Hui Long	47	Vice President of Technology	November 15, 2006
Jingbo Wu	46	Vice President	November 15, 2006
Dr. Q.Y. Ma	51	Chairman of Compensation Committee and Director	March 20, 2007
Eric Yu	40	Chief Financial Officer and Director	February 9, 2007
Charles Mo	57	Chairman and Financial Expert of the Audit Committee and Director	September 14, 2007

Business Experience Descriptions:

Mr. Yiqing Wan, Chairma, and Chief Executive Officer

Mr. Wan was appointed as Chairman and Chief Executive Officer on November 10, 2006. Mr. Wan founded Benda Ebei in April 2001and has served as its president and general manager overseeing the day to day operations of the Company since such time. Before founding Benda Ebei, Mr. Wan was Chairman of Zhanjiang Jinhui Pharmaceutical Corp. (from 1995 to 1998), Chairman of Shandong Jinhai Real Estate Development Co. (from 1992 to 1995), Manager of Hainan Pharmaceutical Co. Ltd Guangzhou Division (from 1990 to 1992), and Director of Yichang No.4 Drug Plant (from 1982 to 1990). Mr. Wan has held a range of operational and executive positions in a number of pharmaceutical enterprises for more than two decades and has developed significant management experience in production planning and implementation and in product marketing. Mr. Wan earned B.S. degree in Biological Engineering from Sanxia University in 1982.

Ms. Wei Xu, Vice President of Operations

Ms. Xu was appointed as Vice President of Operations on November 15, 2006. In April, 2007, she was appointed as the General Manger of Shenzhen SiBiono Gene Tech Co., Ltd., a subsidiary of the company. From 2002 to present, she serves as Chairperson of a related company, Hubei Benda Science and Technology Co., Ltd. Prior to such time, she was the Chairman at Hubei Tongji Benda Pharmaceutical Co., Ltd. (from 1999 to 2004), General Manager at the Zhanjiang Jinhui Pharmaceutical Co., Ltd (from 1995 to 1998) and Manager at the Hainan Pharmaceutical Co., Ltd., Guangzhou Division (from 1991 to 1995).

John Micek, III, Director.

John Micek III was elected as a Director on November 15, 2006. Mr. Micek is Managing Director of Silicon Prairie Partners, LP, a Palo Alto, California-based family-owned venture fund from 2000 to present. Before founding Silicon Prairie Partners, John was President of JAL, Inc., a family-owned group of insurance-related companies in Omaha, Nebraska, which markets and services financial products nationwide to financial institutions and credit unions. John is a member of the Boards of several technology-based companies including UTEK (a university technology transfer company). He is a cum laude graduate of Santa Clara University, and the University of San Francisco School of Law, where he was Senior Articles Editor of the Law Review. He is a practicing California attorney specializing in financial services.

Mr. Hui Long, Vice President of Technology

Mr. Long was appointed as Vice President of Technology on November 15, 2006. Mr. Long has held senior technical and production management positions with pharmaceutical enterprises for approximately 20 years. From 2001 to present, he is the General Manager of Jiangling Benda Pharmaceutical Co., Ltd. Prior to such time, he was he deputy general manager of Zhanjiang Jinhui Pharmaceuticals Co. Ltd (from 1995 to 2000), the Chief of Technical Division of Sanxia Pharmaceutical Co., Ltd (from 1993 to 1995) and t. Mr. Long earned a B.S. in Biological Engineering from Sanxia University in 1982 and an M.S. in Biological Engineering from Sanxia University in 1988.

Mr. Jingbo Wu, Vice President

Mr. Wu was appointed as Vice President on November 15, 2006. Since 2002, Mr. Wu has been the general manager of North Hubei Tongji Benda Pharmaceutical Company Ltd., overseeing the company’s daily activities and GMP authentication. Prior to this position, he was the deputy general manager of Ebei Pharmaceutical Corp. (from 2000 to 2001) and the deputy general manager of Zhejiang Jinhui Pharmaceutical Co. Ltd. (from 1999 to 2000). Mr. Wu received his certification of graduation in Business Administration from Wuhan University in 1995.

Dr. Q.Y. Ma, Director

Dr. Ma was appointed as a Director on March 20, 2007. Dr. Ma has over 20 years of R&D and managerial experience in US. Dr. Ma has been the managing director of Time Innovation Ventures, a venture capital firm focused on funding technology start-ups and joint ventures in China, since 2000. He has also been a director of ComTech, a Chinese semiconductor company, since 2004. He served as an Associate Professor of electrical engineering at the University of Hong Kong from 1998 to 2005. Dr. Ma also served as an Associate Professor at the Department of Electrical Engineering at Columbia University and in the Department of Radiology at Harvard Medical School from 1994 to 2005. He has served as a consultant to IBM, General Electric, TRW Inc. and DuPont. Dr. Ma is a co-founder of and advisor to Semiconductor Manufacturing International Corp., and the Chairman of TiMed. He has served as an adviser to the Ministry of Information Industry, Beijing Government, and as senior advisor to Zhangjiang Hi-Tech Park in Shanghai. He has published over 160 papers and obtained 7 patents. Dr. Ma received his PhD from Columbia University, and attended the Executive Program of Stanford University's School of Business.

Eric Yu Tak Shing, Chief Financial Officer and Director

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

Mr. Charles Mo, Director and Chairman and Financial Expert of the Audit Committee

Mr. Mo is a Certified Public Accountant with twenty seven years of experience in public and corporate accounting and finance. Mr. Mo has held his CPA license since 1980. Mr. Mo has served in his current position as the General Manager of Charles Mo & Co. since June of 2005 focusing on general management duties. From October 1999 to May of 2005, Mr. Mo served as Chief Operating Officer and Chief Financial Officer of Coca-Cola Shanghai. His duties included finance, logistics, production, and general management. From December of 1998 to September 1999 he also served as Chief Financial Officer of Nike China and his responsibilities included overseeing finance, human resources, and logistics. From January 1995 to August 1996, Mr. Mo served as Controller for Polaroid China. From August of 1982 to December of 1994, Mr. Mo served as Finance and Audit Manager for Wang Laboratories. From 1978 to 1982, Mr. Mo served as an Accountant and Auditor for Ernst & Young and Thomas Allen, CPA.

Mr. Mo received a Bachelor of Arts degree with a Business Administration major in 1974 from HK Baptist College. Mr. Mo received an MBA in accounting in 1976 from California State University-Fullerton. Mr. Mo has been a member of the American Institute of the Certified Public Accountants (AICPA) since 1982. Mr. Mo has been a Corporate Member of AMCHAM Shanghai since 2002, and was a member of the Institute of Management Accountant (IMA) from 1978 to 1982.

Mr. Mo has received recognition from his previous employers for his outstanding work including the NIKE CFO Award in April of 1997 for improved profitability the Wang Award in 1989 for outstanding achievements and the Wang Vice-President Award in 1984 for contributions to international operations.

Employment Agreements

On November 15, 2006, we executed employment agreements with each of our executive officers, specifically, Yiqing Wan, our Chief Executive Officer; Wei Xu, our Vice President of Operations; Hui Long, our Vice President of Technology; Daping Gu, our Vice President of Marketing; and Jingbo Wu, our Vice President. The employment agreements are for terms of three years, except for Yiqing Wan, whose term is for five years. The employment agreements provide for annual salaries and annual bonuses in amounts as set forth in the table herein entitled “Executive Compensation Summary.”

Audit Committee and Audit Committee Financial Expert

The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. The Audit Committee has the authority and responsibility to hire one or more independent auditors to audit the Company’s books, records and financial statements and to review the Company’s systems of accounting (including its systems of internal control), to discuss with such independent auditors the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The committee is also responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including board size and membership qualifications, new director orientation, committee structure and membership, communications with shareholders, and board and committee self-evaluations. The Audit Committee operates under a written charter adopted by our Board of Directors.

The members of the Audit Committee are independent of the Company (as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules). We consider Mr. Charles Mo a “financial expert” as defined under Item 407 of Regulation S-B.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s President as of the end of the 2007 and 2006 fiscal year; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2007 and 2006 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):
SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yiqing Wan, CEO and President	2007 2006	$ $	160,000 20,000	—	—	—	—	—	—	$ $	160,000 20,000
Wei Xu, Vice President	2007 2006	$ $	100,000 17,500	—	—	—	—	—	—	$ $	100,000 17,500
Hui Long, Vice President	2007 2006	$ $	6,170 6,170	—	—	—	—	—	—	$ $	6,170 6,170
Daping Gu, Vice President	2007 2006	$ $	6,000 5,553	—	—	—	—	—	—	$ $	6,000 5,553
Jingbo Wu, Vice President	2007 2006	$ $	6,000 3,085	—	—	—	—	—	—	$ $	6,000 3,085
YEric Yu, CFO	2007 2006	$ $	89,000 0	—	—	—	—	—	—	$ $	89,000 0

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2007.

For the year ended 31, 2007, we paid $94,247 as the director remuneration to our independent directors.

We have entered into a five year employment contract with Mr. Wan and three year contracts with Ms. Xu, Mr. Yu, and Mr. Long. Pursuant to the Employment Agreements entered into with the executive officers, starting from January 1, 2007, the compensation of CEO, CFO and Vice President, Wei Xu would be as follows:

1.	CEO, Yiqing Wan’s yearly salary would be $160,000;

2.	CFO, Eric Yu’s yearly salary would be $100,000;

3.	Vice President, Wei Xu’s salary would be $100,000.

4.	The other Vice Presidents’ yearly salary would remain the same as the fiscal year of 2006.

There would be no specific salary increment and bonus scheme for the above mentioned key managements for the next three years; it all depends on the profitability of the company and subject to the Board of Directors’ approval.

Each employment contract immediately terminates upon death or disability, and may be terminated by the Company either with or without cause after 30 days notice, or terminated by the officer for good reason with 60 days notice. We are not currently aware of the plans of any key employees to retire or leave the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth information as of March 28, 2008 with respect to the beneficial ownership of the outstanding shares of the Company’s capital stock by (i) each person known by the Company who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Company; and (iii) all the aforementioned officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 28, 2008 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 155,773,711 common shares issued and outstanding on a fully converted basis as of March 28, 2008.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership (5)
XIA Pharmaceutical Inc. (1)	44,687,136	(2)	28.69%
Hui Long (1)	0		0
Yiqing Wan (1)	44,687,136	(2)	28.69%
Wei Xu (1)	44,687,136	(2)	28.69%
John Micek, III (1)	973,566	(4)	0.62%
Dr. Q.Y. Ma (1)	0		0
Eric Yu (1)	1,500,000	(6)	1%
Daping Gu (1)	0		0
Ruilu Song (1)	0		0
Jingbo Wu (1)	0		0
Pope Investments, LLC (3) 5100 Poplar Ave., Suite 805 Memphis, TN 38137	44,230,642		28.39%
All Executive Officers and Directors as a group (7 persons)	47,160,702		30.28%

(1)	Address is c/o Room 13, Floor 25, Sunny New World Tower, No. 231 Xin Hua Road, Jianghan District, Wuhan, Hubei, PRC.

(2)	Yiqing Wan and Wei Xu each have a 50% equity ownership in XIA Pharmaceutical Inc. They are both our executive officers and Yiqing Wan is a director. In addition, they are husband and wife.

(3)
William P. Wells is the manager of Pope Investments, LLC (“Pope”) and exercises sole voting and investment control over such shares. In addition to the 13,325,574 shares of common stock, Pope also holds warrants for the right to purchase a total of 20,953,060 additional shares, and a Convertible Promissory Note convertible into 9,952,008 additional shares.

(4)
John Micek is a member of our Board of Directors. He is the beneficial owner of 216,348 shares of common stock held in the name of Silicon Prairie Partners LLC, of which he is the Managing Member; 54,087 shares of common stock held in the name of Mr. Micek’s son Jordan Micek; 54,087 shares of common stock held in the name of Mr. Micek’s son Peter Micek; and 54,087 shares of common stock held in the name of Mr. Micek’s daughter Gabriel Micek. He is also the beneficial owner of warrants to purchase 216,348 shares of common stock held in the name of Silicon Prairie Partners LLC, of which he is the Managing Member; 54,087 shares of common stock held in the name of Mr. Micek’s son Jordan Micek; 54,087 shares of common stock held in the name of Mr. Micek’s son Peter Micek; and 54,087 shares of common stock held in the name of Mr. Micek’s daughter Gabriel Micek.

(5)
Applicable percentage of ownership is based on 100,803,509 shares of common stock outstanding as of March28, 2008 together with securities exercisable or convertible into shares of common stock within sixty (60) days of March 28, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(6)	Eric Yu is a member or our Board of Directors and our Chief Financial Officer. XIA Pharmaceutical, Inc. transferred 1,500,000 shares to Mr. Yu.

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

Kevin R. Keating, our former President and sole officer and director who resigned on November 15, 2006, is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, which is our majority stockholder. Keating Investments, LLC is also the managing member and 100% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity, or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KI Equity. Similarly, Keating Investments, LLC, KI Equity and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

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

Mark R. Littell and Norwood

On December 14, 2005, KI Equity entered into a Purchase Agreement with Norwood Venture Corp. (“Norwood”) for 2,281,302 shares of our common stock, representing 77.2% of the common shares then outstanding. Mark R. Little, our former Chairman, Chief Executive Officer, President and Chief Financial Officer who resigned on December 30, 2005, is the President and controlling shareholder of Norwood. In connection with the Purchase Agreement, Mark R. Littell and Norwood entered into an agreement releasing Applied from any and all claims they have against us.

During 2006, Norwood paid an accrued legal expense on behalf of Applied in the amount of $1,568, which was recorded as additional paid-in capital.

In connection with the Purchase Agreement, we paid Norwood approximately $18,936 for consulting services rendered by it to Applied Spectrum.

Related Party Transactions and Long Term Loan Receivable

Due from related parties at December 31, 2007 and 2006 were comprised as follows:

	December 31,	December 31,
	2007	2006
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$646,429	$455,275
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	72,949	-
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	3,608	-
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,502,118	1,299,479
Due to Ever Leader Holdings Co. Ltd.	230,160	210,518
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	29,318	11,543
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	137,097	-
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	3,257	-
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,083	-
Total due from related parties	$2,630,019	$1,976,815

Due to related parties at December 31, 2007 and, 2006 were comprised as follows:

	December 31,	December 31,
	2007	2006
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$49,056	$236,205
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,872,374	1,833,358
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	6,846	-
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	1,009,792	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	61,491	20,937
Yiqing, Wan
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	137,687	-
Hui Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	26,622.00	-
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	3,153.00	-
Hua Shen
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	26,597.00	-
Total due to related parties	$3,193,618	$3,034,365

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes and are also long-term debts in nature, due on December 31, 2012.

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

EXHIBIT INDEX

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

2.3	Voting Agreement by and among the Ever Leader Shareholders and KI Equity, dated November 15, 2006 (4)

2.4	Escrow Agreement by and among Applied Spectrum, Ever Leader, Keating Securities, LLC and Steele Street State Bank, the escrow agent, dated November 15, 2006 (4)

2.5	Make Good Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

2.6	Make Good Escrow Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

3.1	Certificate of Incorporation of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

3.2	Bylaws of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

4.1	Lock-Up Agreement amongst Applied Spectrum, Keating Securities, LLC, Yiqing Wan, Wei Xu and Moveup Investments Limited (4)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (3)

10.1	Placement Agent Agreement dated October 17, 2006 between Applied Spectrum and Keating Securities, LLC (4)

10.2	Securities Purchase Agreement by and among Applied Spectrum, Ever Leader and the Investor listed on the attached Schedule of Buyers (4)

10.3	Registration Rights Agreement (4)

10.4	Form of Common Stock Purchase Warrant (4)

10.5	Form of Placement Agent Stock Purchase Warrant (4)

10.6	Employment Agreement with Yiqing Wan (4)

10.7	Employment Agreement with Wei Xu (4)

10.8	Employment Agreement with Hui Long (4)

10.9	Employment Agreement with Daping Gu (4)

10.10	Employment Agreement with Ruilu Song (4)

10.11	Employment Agreement with Jingbo Wu (4)

10.12	Form Investment Agreement between the Company and Buyers (5)

10.13	Equity Transfer Agreement with Shenzhen Yuanzheng Investment Development Co., Ltd (5)

10.14	Financial Consultancy Agreement (5)

10.15	Equity Transfer Agreement with Shenzhen Yuanxing Gene City Development Co., Ltd. (5)

10.16	Modification and Amendment Agreement dated April 5, 2007 (5)

10.17	Technical Consultancy Agreement with Huimin Zhang (6)

10.18	Equity Transfer Agreement with Huimin Zhang (6)

10.19	Technical Consultancy Agreement with Yaojin Wang (6)

10.20	Equity Transfer Agreement with Yaojin Wang (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB.

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

(1)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2005 and filed on November 22, 2005 (SEC File No. 000-16397).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 2006 and filed on September 7, 2006 (SEC File No. 000-16397).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-17959).

(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006 (SEC File No. 000-16397).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2007 and filed on April 6, 2007 (SEC File No. 000-16397).

(6)	Incorporated by reference to the Company’s Current Report on Amendment No. 1 to Form 8-K dated April 5, 2007 and filed on June 15, 2007 (SEC File No. 000-16397).

(b)   Reports on Form 8-K.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	AUDIT FEES

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $521,997 for the fiscal year ended December 31, 2006 and $334,106 for the fiscal year ended December 31, 2007.

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

BENDA PHARMACEUTICAL, INC.

Date: March 31, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
Chief Executive Officer and President, and Director

Date: March 31, 2008	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer Principal Accounting Officer Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 31, 2008.

Name	Title	Date

/s/ Yiqing Wan Yiqing Wan	Chief Executive Officer and President / Director	March 31, 2008

/s/ John Micek, III John Micek III	Director	March 31, 2008

/s/ Dr. Q.Y. Ma Dr. Q.Y. Ma	Director	March 31, 2008

/s/ Eric Yu Eric Yu	Chief Financial Officer, Principal Accounting Officer, and Director	March 31, 2008

/s/ Charles Mo Charles Mo	Director	March 31, 2008