Form 10-Q
period 2008-03-31
Benda Pharmaceutical, Inc.
filed 2008-05-20
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BENDA PHARMACEUTICAL, INC.
(Exact name of registrant as specified in Charter

Delaware	000-16397	41-2185030
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Sunny New World Tower, 25th Floor
No. 231 Xinhua Road
Wuhan, Hubei Province, PRC
 (Address of Principal Executive Offices)

+86 (27) 5953-8563
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☐☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2008: 100,803,509 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

March 31, 2008

 Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGE	F3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGES	F4 - F31	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	March 31 2008 (Unaudited)	December 31 2007
Assets
Current Assets
Cash and cash equivalents	$1,401,178	$1,266,240
Trade receivables, net (Note 5)	11,215,913	10,472,233
Other receivables (Note 5)	716,743	453,595
Refundable purchase price paid (Note 6)	-	1,200,000
Inventories (Note 7)	2,712,963	1,952,348
Prepaid expenses and deposits (Note 5)	1,176,692	933,299
Total current assets	17,223,489	16,277,715
Due from related parties (Note 18)	2,785,347	2,630,019
Property and equipments, net (Note 8)	27,343,976	26,275,871
Intangible assets, net (Note 9)	6,464,173	6,359,000
Goodwill (Note 10)	7,704,058	7,395,752
Restricted cash (Note 11)	5,454,150	3,957,624
Refundable purchase price paid (Note 6)	1,200,000	-
Other assets (Note 12)	1,782,297	1,710,972
Debt issue costs (Note 24)	262,066	327,945
Total Assets	$70,219,556	$64,934,898

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,160,976	$874,490
Bank loans payable (current portion) (Note 13)	2,934,657	2,867,004
Long term debt payable (current portion) (Note 14)	1,732,498	1,787,239
Accounts payable and accrued liabilities (Note 15)	5,519,316	4,665,984
Commercial notes payable (Note 11)	8,187,194	5,118,758
Taxes payable	797,940	1,279,385
Acquisition price payable (Note 10)	1,388,825	1,333,246
Wages payable	848,922	664,786
Total current liabilities	22,570,328	18,590,892
Long term debt payable (long term portion) (Note 14)	442,718	425,001
Long-term convertible promissory notes (Note 24)	3,816,197	2,875,075
Due to related parties (Long-term) (Note 18)	3,284,540	3,193,618
Total liabilities	30,113,783	25,084,586

Minority interest	5,697,658	5,453,622

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 100,803,509 shares issued and outstanding as of 3/31/2008; 100,170,071 shares issued and outstanding as of 12/31/2007 (Note 25)	100,803	100,170
Additional paid in capital (Note 25)	21,853,508	21,547,929
Retained earnings (unrestricted)	(2,987,195)	(833,089)
Statutory surplus reserve fund (Note 17)	2,310,681	2,310,681
Accumulative other comprehensive income	5,250,092	3,390,774
Shares issuable for acquisition and services	503,860	503,860
Total Shareholders' Equity	27,031,749	27,020,325
Total Liabilities & Shareholders' Equity	$70,219,556	$64,934,898

The accompanying notes are an integral part of these consolidated financial statements.

F1

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31
	2008 (Unaudited)	2007 (Unaudited)
Revenue	$5,947,370	$3,029,035
Cost of goods sold	(3,940,080)	(1,970,047)
Gross profit	2,007,290	1,058,988

Selling expenses	(436,371)	(88,183)

General and administrative expenses
Amortization of intangible assets	(51,575)	(26,284)
Amortization of debt issue costs (Note 24)	(65,879)	(8,743)
Depreciation	(123,220)	(76,576)
Bad debts	(471,297)	70,986
Director remuneration	(110,873)	-
Penalty to investors (Note 20)	(722,205)	(120,000)
Other general and administrative expenses (Note 21)	(1,097,869)	(324,713)
Total general and administrative expenses	(2,642,918)	(485,330)
Gains / (losses) on disposals of fixed assets	-	(12,025)
Research and development expenses	(22,064)	-
Total operating expenses	(3,101,353)	(585,538)
Operating income / (loss)	(1,094,063)	473,450

Interest income / (expenses) (Note 24)	(1,212,282)	(17,585)
Other income (expenses)	301,693	937
Government subsidies / grants (Note 22)	-	-

Income / (loss) before minority interest and income taxes	(2,004,652)	456,802
Income taxes (Note 23)	(133,197)	-
Minority interest (Note 28)	(16,257)	(40,765)

Net income / (loss)	$(2,154,106)	$416,037

Earnings / (loss) per share - basic	$(0.02)	$0.00

Weighted average shares outstanding - basic	100,312,873	96,281,951

Earnings / (loss) per share - diluted	$(0.02)	$0.00

Weighted average shares outstanding - diluted (Note 26)	100,312,873	124,099,914

The accompanying notes are an integral part of these consolidated financial statements.

F2

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31
	2008 (Unaudited)	2007 (Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(2,154,106)	$416,037

Adjustments to reconcile net income / (loss) to net cash provided by operating activities:

Bad Debt provision	471,297	(70,986)
Minority interest	16,257	40,765
Loss on disposals of fixed assets	-	12,025
Depreciation	559,131	205,757
Amortization of intangible assets	201,054	67,406
Amortization of debt issue costs (Note 24)	65,879	8,743
Interest expense (amortization of debt discount) (Note 24)	941,122	15,497
Penalty to investors settled by issuance of common stock	230,312	-
Directors remuneration settled by issuance of common stock	75,900	-
Changes in operating assets and liabilities:
Trade receivables	(1,327,952)	(920,421)
Other receivables	(138,461)	35
Prepaid expenses and deposits	(304,699)	(4,686)
Inventories	(760,615)	165,295
Accounts payable and accrued liabilities	966,143	(204,275)
Others payable	-	84,693
Taxes payable	(481,445)	(31,208)
Net cash provided by operating activities	(1,640,183)	(215,323)

Cash Flows From Investing Activities
Purchases of property and equipment and construction-in-progress	(214,455)	(100,973)
Loans to related parties, net	-	(166,612)
Net cash used in investing activities	(214,455)	(267,585)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 24)	-	5,520,000
Proceeds and repayments of borrowings under related parties, net	(64,406)	77,442
Proceeds and repayments of borrowings under government debts payable, net	230,527	-
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	1,498,624	-
Proceeds and repayments of borrowings under bank loans, net	(51,863)	(256,492)
Net cash provided by (used in) financing activities	1,612,882	5,340,950
Effect of exchange rate changes on cash	376,693	98,441
Net increase in cash and cash equivalents	134,937	4,956,483

Cash and cash equivalents, beginning of period	1,266,240	1,676,119

Cash and cash equivalents, end of period	$1,401,177	$6,632,601

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$211,407	$2,565
Cash paid for income taxes	$487,318	$-

The accompanying notes are an integral part of these consolidated financial statements.

F3

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 60 million (or $7.88 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 2.56 million (or $0.34 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb 62.56 million or $8.22 million. As of March 31, 2008, an accumulated amount, approximately Rmb 52.9 million or $6.83 million was paid and leaving a balance approximately $1.39 million (please refer to Note 10 for the details).

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

As of March 31, 2008, the organization and ownership structure of the Group is as follows:

F4

2.	Basis of Preparation
The unaudited consolidated financial statements of Benda and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholders' equity as previously reported.

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

F5

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

For the three month ended March 31, 2008 and 2007, the Company provided a $1,464,538 and $400,380 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the three month ended March 31, 2008 and 2007, the Company provided a reserve against its work-in-progress amounting to $4,300,015 and none respectively. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress (see Note 7). However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods.

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

F6

Impairment of Long-Lived Assets
The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Group believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at three month ended March 31, 2008 and 2007.

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

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $22,064 and none on direct research and development (“R&D”) efforts for the three month ended March 31, 2008 and 2007, respectively.

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

F7

Concentration of Credit Risk
A significant portion of the Group's cash at three month ended March 31, 2008 and 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the three month ended March 31, 2008 and 2007:

	THREE MONTH ENDED MARCH 31,
	2008		2007
	(Unaudited)		(Unaudited)
Revenue	$5,947,370	%	$3,029,035	%

Individual customer's revenue
1 Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,527,292	26%	684,290	23%
2 Hubei Hengchuan Health Products Co.,Ltd.	970,148	16%	-	0%
3 Shenzhen Huihua Pharmaceutical Co. Ltd.	875,175	15%	535,528	18%
4 Shenyang Pharmaceutical Co. Ltd.	712,182	12%	444,736	15%
5 Jiangxi Huiren Pharmaceutical Co. Ltd.	352,842	6%	252,573	8%

Account receivable, gross	$12,237,873	%	$7,555,831	%

Individual customer's account receivable gross balance
1 Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,196,438	18%	1,130,530	15%
2 Hubei Hengchuan Health Products Co.,Ltd.	1,577,335	13%	-	0%
3 Shenzhen Huihua Pharmaceutical Co. Ltd.	1,347,251	11%	1,444,580	19%
4 Shenyang Pharmaceutical Co. Ltd.	1,078,182	9%	910,440	12%
5 Jiangxi Huiren Pharmaceutical Co. Ltd.	571,918	5%	838,128	11%

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

F8

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

The exchange rates in effect at March 31, 2008 and 2007 were stated as follows: (for RMB 1.00):

	March 31, 2008	March 31, 2007
Fixed rate	$0.1428	$0.1295
Average rate	$0.1398	$0.1290

For the three month ended 2008, the foreign exchange loss was $3,196; and for the three month ended March 2007, the foreign exchange gain was $9,860.

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

F9

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

5.	Trade Receivables, Other Receivables and Prepaid and Deposits - Allowance for Doubtful Debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid and deposit as of March 31, 2008 and December 31,2007:

	March 31, 2008 (Unaudited)	December 31, 2007
Trade receivables, gross	$12,237,873	$10,909,921
Allowance for doubtful debts	(1,021,960)	(437,688)
Trade receivables, net	$11,215,913	$10,472,233

	March 31, 2008 (Unaudited)	December 31, 2007
Other receivables, gross	$753,432	$614,971
Allowance for doubtful debts	(36,689)	(161,376)
Other receivables, net	$716,743	$453,595

	March 31, 2008 (Unaudited)	December 31, 2007
Prepaid and deposits, gross	$1,582,581	$1,277,882
Allowance for doubtful debts	(405,889)	(344,583)
Prepaid and deposits, net	$1,176,692	$933,299

F10

The change of the allowance for doubtful debts between the reporting periods, as of March 31, 2008 and 2007, is displayed as follows:

	THREE MONTHS ENDED MARCH 31
	2008 (Unaudited)	2007 (Unaudited)
Balance at beginning of period	$(943,647)	$(467,015)
Provision/Reversal during the period	(471,297)	70,986
Foreign exchange difference	(49,594)	(4,351)
Balance at end of period	$(1,464,538)	$(400,380)

6.	Refundable Purchase Price Paid

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As at March 31, 2008, the deal has not been closed as the product certificate still not received from FDA of the United States of America and the amount paid is refundable per agreement if such approval is not obtained. As the date when the certificate can be received from FDA of the United States of America can not be determined, the amount paid is reclassified as non-current assets as of March 31, 2008.

7.	Inventories

The Group’s inventories at March 31, 2008 and December 31, 2007 were comprised as follows:

	March 31, 2008 (Unaudited)	December 31, 2007
Raw materials	$1,011,499	$1,078,438
Packing materials	163,316	155,101
Other materials / supplies	76,719	93,206
Finished goods	763,224	415,627
Work-in-progress	4,998,220	4,631,990
Total inventories at cost	7,012,978	6,374,362

Less: Reserves on work-in-progress	(4,300,015)	(4,422,014)

Total inventories, net	$2,712,963	$1,952,348

A reserve for obsolete, slow-moving or non-salable inventory was made on work-in-progress at the amount of $4,300,015 and $4,422,014 as of March 31, 2008 and December 31, 2007, respectively.

The provision of reserve was resulted from the manufacturing process of Gendicine, SiBiono’s sole product and SiBiono was acquired by the company in April 2007.

F11

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

Before acquisition, as of March 31, 2007, the accumulated units of original liquid produced was 198,075 and which could be converted to approximately 226,736 vials of Gendicine. However, the accumulated vials of Gendicine sold throughout the years 2004 to three-months period ended March 31, 2007 were only approximately 18,424 vials. The accumulated production costs of $4,080,644 were remained as work-in-process as of March 31, 2007.

Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, and the provision of reserve on work in progress was $3,696,083 as of March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of March 31, 2008, the provision of reserve on work in progress was $4,300,015.

8.	Property and Equipments

The Group’s property and equipment as of March 31, 2008 and December 31, 2007 were comprised as follows:

F12

	December 31, 2007	Addition	Foreign Currency Translation Difference	March 31, 2008 (Unaudited)
Buildings	$8,858,126	2,691	469,315	$9,330,132
Machinery and equipment	15,260,167	33,983	815,481	16,109,631
Office equipment	28,762	5,605	5,336	39,703
Motor Vehicles	206,252	9,924	11,226	227,402
Cost	24,353,307	52,203	1,301,358	25,706,868

Less: Accumulated Depreciation

Buildings	$(1,175,343)	(131,261)	(51,854)	$(1,358,458)
Machinery and equipment	(3,072,321)	(418,280)	(98,985)	(3,589,586)
Office equipment	(7,901)	(927)	1,992	(6,836)
Motor Vehicles	(46,447)	(8,663)	(2,744)	(57,854)
Accumulated Depreciation	(4,302,012)	(559,131)	(151,591)	(5,012,734)

Construction in progress	$6,224,575	162,252	263,015	$6,649,842

Total property and equipment, net	$26,275,871	(344,676)	1,412,782	$27,343,976

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with the Shanghai Pudong Development Bank (“Pudong Bank’) on August 14, 2007 and a supplementary agreement on January 21, 2008. Under the agreement this credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda.

As of March 31, 2008, the net book value of secured property and equipment was approximately Rmb141.69 million or $20.2 million.

The deprecation expense for the three months ended March 31, 2008 was calculated as follows:

	Original Cost
	December 31, 2007	March 31, 2008	Average	Salvage Value	Estimate Useful Lives	Depreciation Calculated	Deprecation Reported	Difference
Building	$11,344,960	11,816,965	11,580,962	5%	25	110,019	131,261	(21,242)
Property and equipment	19,544,311	20,393,774	19,969,042	5%	13	379,412	418,280	(38,868)
Office equipment	36,837	47,778	42,308	5%	5	2,010	927	1,083
Motor vehicle	264,155	285,306	274,730	5%	5	13,050	8,663	4,387
Total property and equipments	$31,190,262	32,543,823	31,867,042			504,491	559,131	(54,640)

The above table shows the calculation of depreciation expenses for the three months ended March 31, 2008. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The weighted average useful lives are used as the base for the calculation of depreciation as the estimated useful lives for buildings and property and equipments are varies from 20 to 30 years and 10 to 15 years, respectively.

The total depreciation expense was $559,131 and $205,757 for the three months ended March 31, 2008 and 2007, respectively, and is broken down as follows:

F13

	THREE MONTHS ENDED MARCH 31
	2008 (Unaudited)	2007 (Unaudited)
Cost of sales	$435,911	$129,181
Operating expenses	123,220	76,576
Balance at end of period	$559,131	$205,757

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

	March 31, 2008	December 31, 2007
Original cost of all subsidiaries	$32,543,823	$31,190,262
Less: negative goodwill	(6,836,955)	(6,836,955)
Consolidated original cost	$25,706,868	$24,353,307

9.	Intangible Assets

The Group’s intangible assets as of March 31, 2008 and December 31, 2007 were comprised as follows:

	December 31, 2007	Addition	Foreign Currency Translation Difference	March 31, 2008 (Unaudited)
Land-use rights	$2,875,796	-	143,851	$3,019,647
Drugs permits and licenses	2,564,996	-	128,305	2,693,301
Technology formulas	1,220,164	-	50,865	1,271,029
Patent	1,685,919	-	70,280	1,756,199
Cost	8,346,875	-	393,301	8,740,176

Land-use rights	$(228,380)	(21,666)	(9,993)	$(260,039)
Drugs permits and licenses	(1,399,584)	(78,447)	(60,050)	(1,538,081)
Technology formulas	(154,863)	(31,098)	(7,133)	(193,094)
Patent	(205,047)	(69,843)	(9,899)	(284,789)
Accumulated amortization	(1,987,874)	(201,054)	(87,075)	(2,276,003)

Total intangible assets, net	$6,359,000	(201,054)	306,226	$6,464,173

The amortization expense for the three months ended March 31, 2008 was calculated as follows:

F14

	Original Cost
	December 31,	March 31,		Estimated	Amortization	Amortization
	2007	2008	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$3,450,771	3,594,620	3,522,696	40	$22,017	21,666	351
Drugs permits and licenses	3,077,830	3,206,135	3,141,983	10	78,550	78,447	103
Technology formulas	1,220,164	1,271,029	1,245,597	10	31,140	31,098	42
Patent	1,685,919	1,756,199	1,756,199	6	73,175	69,843	3,332
Total Intangible assets	$9,434,683	9,827,984	9,666,474		$204,882	201,054	3,828

The above table shows the calculation of amortization expenses for the three months ended March 31, 2008. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

From the above calculation table, the patent, $1.68 million, was acquired in during the acquisition of SiBiono. It is amortized over the remaining useful lives, 6 years, whereas the original useful lives are 10 years.

The total amortization expense was $201,054 and $67,406 for the three months ended March 31, 2008, and 2007, respectively, and is broken down as follows:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Cost of sales	$149,479	$41,122
Operating expenses	51,575	26,284
Balance at end of period	$201,054	$67,406

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

	March 31,	December 31,
	2008	2007
Original cost of all subsidiaries	$9,827,984	$9,434,683
Less: negative goodwill	(1,087,808)	(1,087,808)
Consolidated original cost	$8,740,176	$8,346,875

10.	Goodwill and Acquisition Cost Payable

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

F15

As of March 31, 2008, there was an amount approximately $7.7 million was recorded as goodwill. Since SiBiono was turned to be profitable from the year of 2007, no impairment would be provided.

The total consideration for the acquisition of SiBiono is Rmb 62.56 million or $8.22 million. The form of the consideration payment is by cash. As of March 31, 2008, an accumulated amount, approximately Rmb 52.9 million or $6.83 million was paid and leaving a balance of $1.39 million as acquisition cost payable. The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year 2008.

11.	Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at March 31, 2008 and December 31, 2007 was comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Deposits for issuance of commercial notes	$4,185,066	$2,615,254
Funds from government technolgy agencies	1,269,084	1,342,370
Total restricted cash	$5,454,150	$3,957,624

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;

b)	It is non-interest bearing;

c)	The repayment period of each commercial note payable is six months;

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

On January 21, 2008, Benda Ebei entered into a supplementary agreement with Shanghai Pudong Development Bank, to supplement the commercial bank note issuance agreement dated on August 14, 2007 (see Note 8). According to this supplementary agreement, the credit facility is further secured by the buildings, machinery and equipment of Jiangling Benda..

As of March 31, 2008, Benda Ebei and Jiangling Benda deposited an amount $4,185,066 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of March 31, 2008, the balance of the commercial bank notes payable was $8,187,194. Thus the net commercial bank notes payable was $4,002,128 as of March 31, 2008.

F16

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,269,084 as of March 31, 2008. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,160,976 as of March 31, 2008.

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

F17

2.	Benda Ebei should pay for the penalty of Rmb 46,800;
3.	Benda Eebi should pay for legal and arbitration expenses of Rmb 268,971.

Following this arbitration decision, Benda Ebei recognized the liability as total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million or $1.83 million (Note 15). Accordingly Benda Eebi recognized the right to purchase the 6.24% equity shares in SiBiono and recorded as other assets at Rmb 12.48 million or $1.78 million.

13.	Bank Loans Payable

The Group’s bank loans as of March 31, 2008 and December 31, 2007 were comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Bank loans due within one year	$2,934,657	$2,867,004
Bank loans due after one year	-	-
Total bank loans	$2,934,657	$2,867,004

As of March 31, 2008 and December 31, 2007, Sibiono, had one outstanding bank loan with an amount $2,934,657 and $2,867,004, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes. This loan carries annual interest rate of 6.34% and payable monthly on the 20th day of each month with maturity in 3 years, starting from April 30, 2005 and matures on April 29, 2008. This loan is personal guaranteed by Zhaohui Peng, the Chairman and a shareholder of SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $48,853 and none for the three months ended March 31, 2008 and 2007, respectively.

14.	Long Term Debt Payable

As of March 31, 2008, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable as of March 31, 2008, and December 31, 2007 were comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Long-term debt payable due within one year	$1,732,498	$1,787,239
Long-term debt payable due after one year	442,718	425,001
Total long-term debt payable	$2,175,216	$2,212,240

F18

Even though there were $1,732,498 long term debt payable due within one year as of March 31, 2008, because of its non-repayable feature, the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the three months ended March 31, 2008, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15.	Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of March 31, 2008 and December 31, 2007were comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Trade payable	$407,863	$305,443
Deposits paid by customer	14,451	160,818
Acquistion cost payable following the arbitration (Note 12)	1,827,393	1,754,263
Accrued liabilities	2,934,776	2,162,455
Miscellaneous payables	334,832	283,005
Total account payables and accurred liabilities	$5,519,316	$4,665,984

16.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC. Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of March 31, 2008 and December 31, 2007, the Group accrued approximately $462,010 and $345,000 for the employees’ welfare respectively.

17.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of March 31, 2008 and December 31, 2007, the registered capital of the Group’s PRC subsidiaries was $20,026,617.

18.	Related Party Transactions

Due from related parties as of March 31, 2008 and December 31, 2007 were comprised as follows:

F19

	March 31,	December 31,
	2008	2007
	(Unaudited)
Yiqing Wan
Due to Ever Leader Holdings Co. Ltd.	$648,278	$646,429
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	155,613	72,949
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	-	3,608
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,564,737	1,502,118
Due to Ever Leader Holdings Co. Ltd.	230,818	230,160
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	30,541	29,318
Qin Yu
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,427	-
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	142,797	137,097
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	1,273	3,257
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,295	5,083
Xiaojing Wang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	282	-
Rong He
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	286	-
Total due from related parties	$2,785,347	$2,630,019

Due to related parties as of March 31, 2008 and December 31, 2007 were comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$27,848	$49,056
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	1,932,149	1,872,374
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	13,879	6,846
Wei Xu
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	1,574	-
Hua Xu
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	24,849	-
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	1,051,887	1,009,792
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	64,054	61,491
Yiqing, Wan
Due from Yidu Benda Chemicals Co. Ltd.	545	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	139,668	137,687
Hui Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	27,732	26,622
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	-	3,153
Hua Shen
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	355	26,597
Total due to related parties

	$3,284,540	$3,193,618

The above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes and are also long-term debts in nature, due on December 31, 2012.

F20

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at March 31, 2008.

20.	Penalty to investors

In accordance with FASB staff position No. EITF00-19-2 the Group recorded $722,205 in Registration Delay Expense, for the three month ended March 31, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock.

21.	Other general and administrative expenses

For the three months ended March 31, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following events:

F21

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Audit and accounting	$129,334	$3,500
Legal fees	8,053	62,316
Office expenses	138,971	67,199
Salaries and wages	349,270	131,362
Consultancy and professional fees	232,914	-
Rent & Utilities	35,540	4,490
Investor relation, Transfer agent and filing fees	18,846	35,930
Travel and transportation	70,563	12,045
Repair and maintanence	76,654	3,472
Miscellaneous	37,724	4,399
Total other general & administrative	$1,097,869	$324,713

22.	Government Subsidies / Grants

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the three months ended March 31, 2008, there was no government subsidies / grants recognized as revenue.

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the three months ended March 31, 2008 and 2007 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the three months ended March 31, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in the state income taxes, for the following three years, commencing from the first profitable year.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in the state income taxes, for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

F22

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to a 50% reduction in state income taxes, at 18%; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2010.

However, starting and effective from January 1, 2008, the full income tax rate would be changed from 33% to 25% according to the new PRC taxation regulations. Therefore these subsidiaries will be subject to the regular full income tax rate at 25% after the tax holidays expire in 2010.

According to the new taxation regulations starting and effective from January 1, 2008, Beijing Shusai is subject to the full income tax rate of 25%.

According to the new taxation regulations starting and effective from January 1, 2008, SiBiono, which is located in Shenzhen, a Special Economic District of PRC, is subject to the full income tax rate of 25% gradually in five years as following:

Year	Tax rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

For the three months ended March 31, 2008, only Ebei Benda had taxable income and incurred income tax of Rmb 0.95 million or $0.13 million. There was no income tax of the Group for the three months ended March 31, 2007.

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

In March and April of 2007, the Group entered into Investment Agreements (“Agreements”) with certain accredited and institutional investors (“Investors”) pursuant to which the Investors purchased from the Group a total of 252 Units (“Units”), resulting in aggregate gross proceeds to the Group $7,560,000, with each Unit consisting of: (i) a Convertible Promissory Note (“Note”) in the principal amount of $30,000 and convertible into 54,087 shares of the Group's common stock; and (ii) a Common Stock Warrant (“Warrant”) to acquire 54,087 shares of the Group’s common stock at an exercise price of $0.555 per share and expiring on November 14, 2011. The Notes are immediately convertible at the option of each Investor, bear interest at a rate of 4% per annum, and mature on March 28, 2009. As of March 31, 2007, an amount $5,520,000 was received; while as of March 31, 2008, the aggregate $7,560,000 principal balance of the notes remained outstanding and for the three months ended March 31, 2008, the Group recorded $75,393 of interest expense related to the Notes.

F23

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

During the three months ended March 31, 2008, the Group recorded $941,122 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes. For the three months ended March 31, 2008, the Group recorded $65,879 in amortization expense related to debt issue costs.

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

F24

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

In the event the Registration Statement is never declared effective, the Registration Delay Payments are capped at 10% of the purchase price paid by each investor for the convertible promissory notes and warrants. As a result, the initial requirement for the Company to deliver registered shares upon conversion of the convertible promissory notes or exercise of the warrants is negated and paragraphs 14 – 18 of EITF 00-19 are not applicable (for purposes of classifying the fair value of the warrants issued in conjunction with the convertible promissory notes as a liability with changes in fair value recorded in earnings).

In accordance with FASB staff position No. EITF00-19-2, during the three months ended March 31, 2008 the Group recorded $722,205 for Registration Delay Expense or penalty to investors. EITF 00-19-2 requires the Group to record the expense when it is probable that the liability has been incurred and the amount can be reasonably estimated.

25.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of March 31,2008 and December 31, 2007, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)
As of December 31, 2007, 100,170,071 shares of common stock were issued and outstanding, par value $0.001 each; During the three months ended March 31, 2008:; (i) 523,438 shares were issued to PIPE investors for being late submission of 10K-SB (see Note 20); and (ii) 110,000 shares were issued to the independent directors in lieu of their reumeration. Thus, the share of common stock issued and outstanding was 100,803,509 as of March 31, 2008.

F25

(c)	The following tables shows the events occurred in additional paid-in capital:

	December 31,	Events occurred during	March 31,
	2007	the reporting period	2008
Events			(Unaudited)
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	-	$584,481

To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)

Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434

To eliminate the common stock and additional paid-in capital of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770

To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)

Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038

Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)

To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285

To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)

Issuance of common stock 706,195 at $0.4622 per share	325,697.00	-	325,697

Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089.00	-	2,385,089

Debt discount on warrants issued with convertible promissory notes	5,174,911.00	-	5,174,911

Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347.00	-	470,347

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461.00	-	92,461

Issuance of common stock to directors in lieu of their remuneration	-	75,790	75,790

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	-	229,789	229,789

Additional paid-in capital, balance for the period ended	$21,547,929	305,579	$21,853,508

(d)
As of December 31, 2007, 27,708,929 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding. During the three months ended March 31, 2008, 1,597,075 warrants were issuable to CRT Capital Group, LLC and 956,245 warrants were issuable to EastGate Financial, Inc. in lieu of their consultancy service. Thus the remaining balance as March 31, 2008 was 30,262,249

(e)	.None options issued and outstanding.

26.	Weighted average shares outstanding – diluted

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.

Diluted net income (loss) per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method.

The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:.

F26

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Numerator:
Net income / (loss)	$(2,154,106)	$416,037

Denominator:
Basic weighted-average shares outstanding	100,312,873	96,281,951
Effect of dilutive stock options & warrants	-	27,817,963
Diluted weighted-average shares outstanding	100,312,873	124,099,914

Net income / (loss) per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

27.	Commitments and Contingencies

As of March 31, 2008, there was an operating lease commitment and the amounts are stated as follows;

March 31,
2008
(Unaudited)
Rental and Property Management Fee
Within one year	$91,715
One to two year	76,763
Total commitments payable	$168,478

28.	Segment Information

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

Selected financial information for each of these segments for the three months ended March 31, 2008 and 2007 were as follows:

F27

	THREE MONTHS ENDED MARCH 31
	Benda Ebei
	March 31, 2008	March 31, 2007
Products produced	(Unaudited)	(Unaudited)
Conventional medicines/injection vials
Revenue from external customers	$5,521,109	$2,339,463
Intersegement revenue	-	-
Segment operating profit / (loss)	960,637	570,446
Total assets, segment	$36,093,202	$14,951,681

	Jiangling Benda
Products produced	March 31, 2008	March 31, 2007
Active pharmaceutical ingredients
Revenue from external customers	$348	$-
Intersegement revenue	-	-
Segment operating profit / (loss)	(243,221)	19,951
Total assets, segment	$8,909,348	$4,004,119

	Yidu Benda
Products produced	March 31, 2008	March 31, 2007
Bulk chemicals
Revenue from external customers	$-	$684,465
Intersegement revenue	-	-
Segment operating profit / (loss)	(297,977)	182,624
Total assets, segment	$7,536,881	$8,692,511

	Beijing Shusai
Products produced	March 31, 2008	March 31, 2007
Pharynigitis killer therapy
Revenue from external customers	$2,097	$5,107
Intersegement revenue	-	-
Segment operating profit / (loss)	(11,034)	(22,241)
Total assets, segment	$101,173	$97,785

	SiBiono
Products produced:	March 31, 2008	March 31, 2007
Genedicin (Ad-p53)
Revenue from external customers	$423,816	$-
Intersegement revenue	-	-
Segment operating profit / (loss)	(165,403)	-
Total assets, segment	$14,031,627	$-

	TOTAL
	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Total revenue from external customers	$5,947,370	$3,029,035
Total intersegement revenue	-	-
Total operating profit / (loss) for reportable segment	243,002	750,780
Total assets, segment	$66,672,230	$27,746,095

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

F28

	TOTAL
	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Total operating profit / (loss) for reportable segment	$243,002	$750,780
Unallocated amounts:
Other income	301,693	937.00
Other corporate expenses	(2,549,347)	(294,915)

Income / (loss) before minority interest and income taxes	(2,004,652)	456,802

Total assets	$70,219,556	$37,915,528

The other corporate expenses for the three months ended March 31, 2008 and 2007 composed of the following events:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Consulting and professional fees (Note 19)	$	$
Penalty to investor	722,205	120,000
Wages and salaries	151,765	60,000
Audit and accounting	45,306	3,500
Amortization of debt issue cost	65,879	8,743
Consulting fee	180,500	-
Investor relation, transfer agent and filing fees	18,846	35,930
Director renumeration	110,873	-
Legal fee	31,624	35,095
Travel and transportation	4,842	-
Office expense	1,120	2,297
Interest expense	1,212,282	17,585
Miscellaneous	4,105	11,765

	$2,549,347	$294,915

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of March 31, 2008 and March 31, 2007:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Total assets, segment	$66,672,230	$27,746,095

Total assets of corporate:
Cash and cash equivalent	44,958	5,845,699
Bank indebtedness	1,160,976	-
Prepaid expesnes and deposit	230	2,289
Refundable purchase price paid	1,200,000	3,680,492
Due from related parties	879,096	263,296
Debt issue costs:
placement agent commission	262,066	377,657

Total assets	$70,219,556	$37,915,528

F29

The following table shows how the minority interest for the three months ended March 31, 2008 and 2007 was derived:

	Three Months Ended March 31, 2008
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$960,637	(243,221)	(297,977)	(11,034)	(165,403)	$243,002
Loss on disposal of assets	-	-	-	-	-	-
Interest income/ (expenses)	(147,734)	1,065	(18)	(2)	(48,853)	(195,542)
Other income / (expenses)	(5,647)	493	992	7,278	298,577	301,693
Prior year adjustment	-	-	-	-	-	-
Government subsidies	-	-	-	-	-	-
Income taxes	(133,197)	-	-	-	-	(133,197)
Income / (loss) before minority interest	$674,059	(241,663)	(297,003)	(3,758)	84,321	$215,956

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$33,703	(23,562)	(28,958)	(1,080)	36,154	$16,257

	Three Months Ended March 31, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$570,446	19,951	182,624	(22,241)	-	$750,780
Loss on disposal of assets	-	(6,955)	(5,070)	-	-	(12,025)
Interest income/ (expenses)	636	(3)	(2,597)	(19)	-	(1,983)
Other income / (expenses)	-	65	872	-	-	937
Prior year adjustment	-	-	-	-	-	-
Government subsidies	-	-	-	-	-	-
Income taxes	-	-	-	-	-	-
Income / (loss) before minority interest	$571,082	13,058	175,829	(22,260)	-	$737,709

MI percentage	5.00%	9.75%	9.75%	28.75%	-
MI interest	$28,554	1,273	17,143	(6,400)	-	$40,765

29.	Subsequent Events

(a)
SiBiono patents - on January 29, 2007, SiBiono entrusted Grandall Legal Group Shenzhen Law Firm to issue a legal letter to Zhaohui Peng, one of the shareholders of Sibiono and the inventor of Gendicine, requesting him to transfer all the title of patents to SiBiono.

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

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

F30

Item	Patent name	Countries / Date	Application Number (1)	Publication Number (2)	Approved Patent Number (3)	Name of Patent Inventor (6)	Name of Applicant (6)	Patent Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	12/14/1998	9/15/1999	7/3/2002

2	A recombinant constructed by a virus vector and a human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	5/8/2002	3/12/2003	11/24/2004
	B	PCT (4)	PCT/CN/2004/000465	WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	3/8/2004	9/16/2004	N/A

3	Recombinant gene medicine of adenovirus vector and and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	5/10/2003	2/4/2004	7/25/2007
	B	PCT (4)	PCT/CN/2004/000458	WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	5/9/2004	12/2/2004	N/A

4	The application of recombinant adenoviral p53 as cancer vaccine (tentative title)

	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	1/26/2005	10/12/2005	8/29/2007
	B	PCT (4)	PCT/CN/2005/000111	WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	1/26/2005	8/3/2006	N/A
	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	3/7/2005	12/22/2005	N/A

5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	6/13/2003	7/21/2004	N/A
	B	PCT (4)	PCT/CN/2004/000457	WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	5/9/2004	12/23/2004	N/A

6	The complex of polypeptide liposome and human VGEF gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	7/4/2002	1/8/2003	N/A

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

F31

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

For the three month ended March 31, 2008 and 2007, the Company provided a $1,464,538 and $400,380 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the three months ended March 31, 2008 and 2007, the Company provided for a reserve against its work-in-progress amounting to $4,300,015 and none, respectively.

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

Before acquisition, as of March 31, 2007, the accumulated units of original liquid produced was 198,075 and which could be converted to approximately 226,736 vials of Gendicine. However, the accumulated vials of Gendicine sold throughout the years 2004 to three-month period ended March 31, 2007 were only approximately 18,424 vials. Thus the accumulated production costs of $4,080,644 were remained as work-in-process as of March 31, 2007.

Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, and the provision of reserve on work- in-progress was $3,696,083 as of March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of March 31, 2008, the provision of reserve on work-in-progress was $4,300,015.

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

Operational Results

Three months ended March 31, 2008 Compared to Three months ended March 31, 2007

The following table provides key components of our operational results for the three months ended March 31, 2008 and 2007 for Benda Pharmaceutical, Inc.

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue	$5,947,370	$3,029,035
Cost of goods sold	(3,940,080)	(1,970,047)
Gross profit	2,007,290	1,058,988

Selling expenses	(436,371)	(88,183)

General and administravive expenses	(2,642,918)	(485,330)
Gains / (losses) on disposals of fixed assets	-	(12,025)
Research and development expenses	(22,064)	-
Total operating expenses	(3,101,353)	(585,538)
Operating income / (loss)	(1,094,063)	473,450

Interest expenses	(1,212,282)	(17,585)
Other income (expenses)	301,693	937

Income / (loss) before minority interest and income taxes	(2,004,652)	456,802
Income taxes	(133,197)	-
Minority interest	(16,257)	(40,765)

Net Income / (loss)	$(2,154,106)	$416,037

Earnings / (loss) per share - basic	$(0.02)	$0.00

Weighted average shares outstanding - basic	100,312,873	96,281,951

Earnings / (loss) per share - diluted	$(0.02)	$0.00

Weighted average shares outstanding - diluted	100,312,873	124,099,914

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

Net revenue increased by $2.92 million (or 96%) to $5.95 million for the three months ended March 31, 2008, from $3.03 million for the three months ended March 31, 2007. Increase in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiary, Benda Ebei’s net revenue increased $3.18 million (or 136%) to $5.52 million for the three months ended March 31, 2008 from $2.34 million for the three months ended March 31, 2007. It was mainly due to the increase sales of the existing major products and the introduction of new products and they are shown in the table below:

	Three months ended March 31,		Variance	Variance
Products (Million)	2008	2007	+ / (-)	+ / (-) %
	(Unaudited)	(Unaudited)
Suzheng-B	$0.88	$0.50	$0.37	75%
Shusai-A	0.80	0.15	0.65	445%
Xujing	0.71	0.48	0.23	48%
Yidingshu	0.73	0.27	0.45	166%
Jixuening	0.35	0.12	0.23	196%
Gentamycin 80 Thousand	0.11	0.02	0.09	366%
Anagin	0.09	-	0.09	100%
Lincomycin	0.31	-	0.31	100%
Kanamycin	0.14	-	0.14	100%
Troxerutin	$0.05	$-	$0.05	100%

2.
One of the Benda’s subsidiary, Jiangling Benda, there was no reported net revenue for the three months ended March 31, 2007 due to the fact that it only resumed its production in October 2007. For the three months ended March 31, 2008, since it was still under the stage of production planning, therefore there was net revenue generated.

Jiangling Benda plans to produce four types of active pharmaceutical ingredients and they are Ribavirin, Asarin, Levofloxacin and Ribose whereas the production of Ribose does not require the GMP certificate, but the production of the other three products do require the GMP certificate.

On April 9, 2008, Jiangling Benda received the approved GMP Certificate from the Chinese State Food and Drug Administration ("SFDA") which authorizing the production of Ribavrin. The other two products, Asarin and Levolfozacin, are still under the stage of GMP certificate approving process. The management could not estimate the exact timing for obtaining those certificates.

3.
One of the Benda’s subsidiary, Yidu Benda’s net revenue dropped $0.68 million (or 100%) to zero for the three month ended March 31, 2008 from $0.68 million for the three month ended March 31, 2007 due to the fact that the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

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

4.
One of the Benda’s subsidiary, Beijing Shusai which incorporated on July 15, 2006. China’s State Food and Drug Administration (SFDA) recently experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry. Beijing Shusai’s operation has been adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with private companies. The management could not estimate that such situation could be resolved in the coming future.

5.
One of the Benda’s subsidiary, SiBiono, acquired and effective since April 1, 2007, realized net revenue of $0.42 million for the three month ended March 31, 2008. SiBiono’s flagship product, Gendicine is the commercialized gene therapy product for the treatment of cancer and about 1,087 vials of Gendicine were sold in the first quarter in 2008.

Cost of Goods Sold
Cost of goods sold increased $1.97 million (or 100%) to 3.94 million for the three month ended March 31, 2008 from $1.97 million for the three month ended March 31, 2007, primarily due to the corresponding increase in net revenue.

Gross Profit
Gross profit increased $0.95 million (or 90%) to $2.01 million for the three month ended March 31, 2008 from $1.06 million for the three month ended March 31, 2007, which were mainly due to: (1) the contribution of the gross profit of SiBiono, at about $0.4 million and (2) increase the sales volume of Benda Ebei as the net revenue of it increased sharply.

Selling Expenses:
Selling expenses increased $348K (or 395%) to $436K million for the three month ended March 31, 2008 from $88K for the three month ended March 31, 2007, primarily due to the promotional fees for Gendicine in SiBiono and the introductory new products in Benda Ebei.

General and Administrative Expenses:
General and administrative expenses increased $2.16 million (or 445%) to $2.64 million for the three month ended March 31, 2008 from $485K for the three month ended March 31, 2007. The following table shows the major expenses that significantly increase the G&A expenses during the reporting periods:

	Three Months Ended March 31,
Major general & administrative expenses	2007	2006	Variance
	(Unaudited)	(Unaudited)
Amortization on intangible assets	$51,575	$26,284	$25,291
Amortization on debt issue cost	65,879	8,743	57,136
Audit and accounting	129,334	3,500	125,834
Office expenses	138,971	67,199	71,772
Repair and maintenance	76,654	3,472	73,182
Salaries and wages	349,270	131,362	217,908
Consultant and Professional Fees	232,914	-	232,914
Training & professional development	5,793	1,156	4,637
Conference	12,877	9,600	3,277
Rent & Utilities	35,540	4,490	31,050
Penalty to Investor for late filings on 10KSB	722,205	120,000	602,205
Investor relation, Transfer agent and filing fees	18,846	35,930	-17,084
Director Renumeration	110,873	-	110,873
Travel and transportation	70,563	12,045	58,518
	$2,021,294	$423,781	$1,597,513

Operating Income/ (Loss):
The Company experienced an operating loss of $3.1 million for the three month ended March 31, 2008 slipping $2.6 million from comparative period for 2006, which was mainly due to significant increase in G&A expenses.

Interest Expenses:
Interest expenses increased to $1.21 million for the three months ended March 31, 2008 from $18K for the three month ended March 31, 2007 primarily because of the financing cost associated with the issuance of convertible promissory note. In which $75,393 was incurred for the interest of the notes and $941,122 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature. (please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the three months ended March 31, 2008 and 2007 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the three months ended March 31, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC. Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in the state income taxes, for the following three years, commencing from the first profitable year.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in the state income taxes, for the following three years, commencing from the first profitable year. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to a 50% reduction in state income taxes, at 18%; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2010.

However, starting and effective from January 1, 2008, the full income tax rate would be changed from 33% to 25% according to the new PRC taxation regulations. Therefore these subsidiaries will be subject to the regular full income tax rate at 25% after the tax holidays expire in 2010.

According to the new taxation regulations starting and effective from January 1, 2008, Beijing Shusai is subject to the full income tax rate of 25%.

According to the new taxation regulations starting and effective from January 1, 2008, SiBiono, which is located in Shenzhen, a Special Economic District of PRC, is subject to the full income tax rate of 25% gradually in five years as following:

Year	Tax rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

For the three months ended March 31, 2008, only Ebei Benda had taxable income and incurred income tax of Rmb 0.95 million or $0.13 million. There was no income tax of the Group for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $1.62 million for the three months ended March 31, 2008 while for the three months ended March 31, 2007 was negative $215K.

a)	Non-cash operating activities, reconciliation items to the net income
For the three months ended March 31, 2007, an amount about 279K of non-cash operating activities was reconciled back to the net income and which mainly included bad debt provision, amortization of intangible assets, depreciation, minority interest and amortization of debt discount and debt issue cost.

However, for the three months ended March 31, 2008, a significant amount, about $2.56 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.
$941K that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details);

2.	$230K that incurred as the penalty payment made in form of shares issuance to PIPE investors due to the late effective of the registered statement; and
3.
Other factors: $471K incurred on bad debt provision; $559K incurred on depreciation; $201K incurred on amortization of intangible assets; $65K million incurred on amortization of debt issue cost; and $16K incurred on minority interest.

b)	Trade receivables
The net changes of trade receivable was increased by $1.33 million as of three months ended March 31, 2008 resulting from the increment in net revenue in the first quarter of 2008. The management also noticed that the net balance of the trade receivable, as of March 31, 2008, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

Trade receivables
a)
Customers whom have sales relationship with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that the collectibility from those is out of question;

b)	Due to the fact that there was a long Chinese New Year holiday and a big snowing in the first quarter of 2008, it did affect the collection of trade receivables to certain extend; and
c)
The management realized that it did affect the cash flow situation of the company, therefore the company will put more efforts to reduce the balance of trade receivables starting from the second quarter of 2008.

Inventories
During the reporting period three month ended March 31, 2008, the net changes of inventories was about $760K which was due to the increase of the purchase of raw materials in SiBiono and Benda Ebei which was incurred under the normal course of production.

Tax Payable
During the reporting period three months ended March 31, 2008, an amount $481K was paid for income tax which incurred in Benda Ebei.

Investing cash outflow was remained the same level for the reporting periods, three month ended March 31, 2008 and 2007 and the amounts were $214K and $267K respectively. The funding was mainly used in the purchase of property and equipment and the payment of construction-in-progress.

Financing cash inflow was $5.3 million for the reporting period three month ended March 31, 2007. The major event of it was an amount $5.52 million was received from the issuance of convertible promissory notes. For the reporting period three month ended March 31, 2007, the financing cash inflow was $1.6 million. The major of it was a net amount $1.5 million was received from the commercial bank notes; please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Arbitration

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

Intellectual Property

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

The patent “A new method for manufacturing recombinant adenovirus” had been assigned to SiBiono; however, the other approved patents in PRC still have not been assigned to SiBiono. The Group believes that all the above mentioned patents should be rightfully transferred to SiBiono, a subsidiary of the Group. Accordingly, the above mentioned legal letter was issued on this ground.

The Group and Zhaohui Peng are currently in negotiations regarding the patent transfers. However, if Zhaozhui Peng refuses to transfer all the patents’s title to SiBiono, the Group will take a legal action against him.

Except as disclosed above, we are not aware of any pending or threatened legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On May 1, 2008, the Company filed a Form 8-K with the SEC disclosing a change in directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: May 20, 2008	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors