Form 10QSB/A
period 2007-09-30
Benda Pharmaceutical, Inc.
filed 2008-06-26
CIK 705868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

BENDA PHARMACEUTICAL, INC.
FINANCIAL STATEMENTS

INDEX

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition	5

Item 3.	Controls and Procedures	12

PART II— OTHER INFORMATION

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB/A and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND AS OF DECEMBER 31, 2006 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED).

PAGE	F3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED).

PAGES	F4 - F28	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	September 30	December 31
	2007	2006
	(Restated)	(Restated)
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,351,892	$1,676,119
Trade receivables, net (Note 5)	7,449,634	6,193,585
Other receivables (Note 5)	640,470	99,733
Refundable purchase price paid (Note 6)	1,200,000	5,367,801
Inventories (Note 7)	2,205,498	701,339
Prepaid expenses and deposits (Note 5)	581,003	372,548
Total current assets	13,428,497	14,411,125
Due from related parties (Note 17)	2,592,031	1,976,815
Long-term loan receivable (Note 17)	133,022	-
Property and equipments, net (Note 8)	26,333,187	14,096,649
Intangible assets, net (Note 9)	5,619,892	1,569,238
Goodwill (Note 10)	7,175,913	-
Restricted cash (Note 11)	3,060,365	-
Debt issue costs (Note 20)	394,547	-
Total Assets	$58,737,454	$32,053,827
Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,218,240	$-
Bank loans payable (current portion) (Note 12)	2,918,768	256,492
Long term debt payable (current portion) (Note 13)	2,357,986	-
Accounts payable and accrued liabilities (Note 14)	2,027,868	1,823,030
Commercial notes payable	3,166,159	-
Taxes payable	816,079	226,931
SiBiono acquisition price payable (Note 10)	1,471,369	-
Wages payable	520,043	145,904
Deferred revenues	2,694	1,732
Total current liabilities	14,499,206	2,454,089
Long term debt payable (long term portion) (Note 13)	412,368	-
Long-term convertible promissory notes (Note 22)	1,923,611	-
Due to related parties (Long-term) (Note 17)	3,159,468	3,034,365
Total liabilities	19,994,653	5,488,454

Minority interest	4,629,489	2,178,922

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 18)	7,376,366	-

Shareholders ' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
99,766,360 shares issued and outstanding as of 9/30/2007;
96,258,411 shares issued and outstanding as of 12/31/2006	99,766	96,258
Additional paid in capital (Note 23)	21,324,277	13,099,424
Retained earnings (unrestricted)	634,882	7,904,434
Statutory surplus reserve fund (Note 16)	1,869,523	1,869,523
Accumulative other comprehensive income	2,304,638	1,090,408
Shares issuable for acquisition and services	503,860	326,403
Total Shareholders ' Equity	26,736,946	24,386,451
Total Liabilities & Shareholders ' Equity	$58,737,454	$32,053,827

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$15,796,295	$12,365,423	$7,559,443	$4,726,795
Cost of goods sold	(8,154,541)	(7,030,968)	(3,818,427)	(2,813,748)
Gross profit	7,641,754	5,334,455	3,741,016	1,913,047

Selling expenses	(675,013)	(421,646)	(330,127)	(142,127)

General and administrative expenses
Amortization of intangible assets	(89,107)	(76,390)	(33,888)	(20,321)
Amortization of debt issue costs	(134,653)	-	(67,384)	-
Depreciation	(175,270)	(50,553)	38,986	(21,180)
Bad debts	(502,273)	(417,823)	274,586	553,683
Director remuneration	(58,959)	-	(25,014)	-
Penalty to investors	(540,000)	-	(420,000)	-
Finder fee	(291,124)	-	(51,161)	-
Cash bonus	(173,400)	-	-	-
Consulting and professional fees (Note 18)	(8,222,184)	-	(339,768)	-
Other general and administrative expenses (Note 19)	(1,801,814)	(391,632)	(827,675)	(115,271)
Total general and administrative expenses	(11,988,784)	(936,398)	(1,451,318)	396,911
Gains / (losses) on disposals of fixed assets	(8,398)	(248,209)	6,533	(715)
Research and development expenses	(310,084)	(33,138)	(212,965)	(26,907)
Total operating expenses	(12,982,279)	(1,639,391)	(1,987,877)	227,162
Operating income / (loss)	(5,340,525)	3,695,064	1,753,139	2,140,209

Interest expense	(2,207,878)	(118,674)	(1,141,472)	(39,437)
Other income (expenses)	113,364	(1,434)	8,275	(2,538)
Government subsidies / grants (Note 20)	1,690,974	-	1,417,859	-

Income / (loss) before minority interest and income taxes	(5,744,065)	3,574,956	2,037,801	2,098,234
Income taxes (Note 21)	-	-	-	-
Minority interest	(1,525,487)	(240,126)	(1,058,871)	(150,237)

Net income / (loss)	$(7,269,552)	$3,334,830	$978,930	$1,947,997

Earnings / (loss) per share - basic	$(0.08)	$0.05	$0.01	$0.03

Weighted average shares outstanding - basic	96,872,524	70,259,331	97,359,178	70,296,573

Earnings / (loss) per share - diluted	$(0.06)	$0.05	$0.01	$0.03

Weighted average shares outstanding - diluted	125,103,425	70,259,331	131,377,347	70,296,573

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows (UNAUDITED)
(Amounts expressed in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
	(Restated)	(Restated)
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(7,269,552)	$3,334,830
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Redeemable common stock issuable for services (Note 18)	8,222,184	-
Bad Debt provision	502,273	417,823
Minority interest	1,525,487	240,126
Loss on disposals of fixed assets	8,398	248,209
Depreciation	608,108	106,296
Amortization of intangible assets	291,855	143,211
Amortization of debt issue costs (Note 22)	134,653	-
Interest expense (amortization of debt discount) (Note 22)	1,923,611	-
Government subsidy income (Note 20)	(1,690,974)	-
Changes in operating assets and liabilities:
Trade receivables	(1,547,577)	(2,149,051)
Other receivables	126,535	(4,883)
Prepaid expenses and deposits	(208,455)	(136,500)
Inventories	(797,918)	(708,311)
Accounts payable and accrued liabilities	(442,978)	85,362
Others payable	-	-
Taxes payable	404,427	(60,257)
Net cash provided by operating activities	1,790,077	1,516,855

Cash Flows From Investing Activities
Acquisition cost paid	(2,471,568)	-
Purchases of property and equipment	(4,886,889)	(882,402)
Purchases of intangible assets	(2,173,711)	(708,554)
Loans to related parties, net	(629,960)	123,946
Net cash used in investing activities	(10,162,128)	(1,467,010)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 22)	7,030,800	-
Proceeds and repayments of borrowings under related parties, net	(222,198)	354,518
Proceeds and repayments of borrowings under government debts payable, net	484,708	-
Proceeds and repayments of borrowing under commercial bank notes,net	1,378,451	-
Proceeds and repayments of borrowings under bank loans, net	(596,760)	(58,280)
Net cash provided by (used in) financing activities	8,075,001	296,238
Effect of exchange rate changes on cash	(27,177)	-
Net increase in cash and cash equivalents	(324,227)	346,083

Cash and cash equivalents, beginning of period	1,676,119	308,082

Cash and cash equivalents, end of period	$1,351,892	$654,165

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$98,430	$113,366
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Notes to Consolidated Financial Statements
(Amounts and Disclosures at and for the Three and Nine Months Ended September 30, 2007 and 2006 are Unaudited)

(Amounts expressed in U.S. Dollars)

1.	Restatement of Previously Issued Financial Statements
Benda’s previously issued financial statements are being restated as a result of an internal review of its previously issued financial statements, which review was prompted by an SEC comment during its review of the Company’s Form S-1 filing. After a review of the comment and further analysis, Benda determined that it incorrectly calculated its depreciation and amortization expense. Benda also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheet and statement of operations as previously reported and restated.

Statements of Operations for the nine months ended September 30, 2007 and 2006

The Company restated its previously recognized Depreciation expense by ($925,795) and ($423,983) for the nine months ended September 30, 2007 and 2006 due to incorrect calculation of depreciation expense previously reported.

The Company restated its previously recognized Amortization expense by ($342,671) and ($194,027) for the nine months ended September 30, 2007 and 2006 due to incorrect calculation of amortization expense previously reported.

Balance Sheets September 30, 2007 and 2006

Adjustments were made to Property and Equipment, net and Intangible assets, net and Retained (deficit) earnings unrestricted to reflect the restatement of the statements of operations.

The consolidated financial statements as of September 30, 2007 and 2006 and for the ended September 30, 2007 and 2006 and the notes thereto, have been restated to include the items identified above. The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously
	Reported	Restated
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Property and equipments, net	$25,591,918	$26,333,187
Intangible assets, net	5,501,321	5,619,892
Retained (deficit) earnings unrestricted	$(181,966)	$634,882

Consolidated Statement of Operations

	As Previously		As Previously
	Reported	Restated	Reported	Restated
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2007	2007
Cost of good solds	$(8,523,044)	$(8,154,541)	$(3,941,262)	$(3,818,427)
As included in General and administrative expenses
Depreciation expense	$(175,270)	$(175,270)	$38,986	$38,986
Amortization expense	(89,107)	(89,107)	(33,888)	(33,888)
Total operating expense	(12,982,279)	(12,982,279)	(1,987,877)	(1,987,877)
Operating income / (loss)	(5,709,028)	(5,340,525)	1,630,304	1,753,139
Income / (loss) before minority interest and income taxes	(6,112,568)	(5,744,065)	1,914,966	2,037,801
Net income / (loss)	(7,619,629)	(7,269,552)	862,240	978,930
Earnings / (loss) per share - basic	(0.08)	(0.08)	0.01	0.01
Earnings / (loss) per share - diluted	$(0.06)	$(0.06)	$0.01	$0.01

Consolidated Balance Sheet

	As Previously
	Reported	Restated
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Property and equipments, net	$11,307,075	$11,624,762
Intangible assets, net	1,529,450	1,580,266
Retained (deficit) earnings unrestricted	$8,736,316	$9,086,396

Consolidated Statement of Operations

	As Previously		As Previously
	Reported	Restated	Reported	Restated
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2006	2006	2006
Cost of good solds	$(7,399,471)	$(7,030,968)	$(2,936,583)	$(2,813,748)
As included in General and administrative expenses
Depreciation expense	$(50,553)	$(50,553)	$(21,180)	$(21,180)
Amortization expense	(76,390)	(76,390)	(20,321)	(20,321)
Total operating expense	(1,639,391)	(1,639,391)	227,162	227,162
Operating income / (loss)	3,326,561	3,695,064	2,017,374	2,140,209
Income / (loss) before minority interest and income taxes	3,206,453	3,574,956	1,975,399	2,098,234
Net income / (loss)	2,984,750	3,334,830	1,831,304	1,947,997
Earnings / (loss) per share - basic	0.04	0.05	0.03	0.03
Earnings / (loss) per share - diluted	$0.04	$0.05	$0.03	$0.03

2.	Organization
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

Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $8.22 million. As of September 30, 2007, an accumulated amount, approximately Rmb51.50 million or $6.69 million was paid and leaving a balance approximately $1.47 million (see Note 10 for the details).

As of September 30, 2007, the organization and ownership structure of the Group is as follows:

3.	Significant Accounting Policies

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

As of September 30, 2007 and 2006, the Company provided a $1,138,503 and $517,350 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the nine months ended September 30, 2007 and 2006, the Company provided a reserve against its work-in-progress amounting to $4,110,409 and none respectively. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress (see Note 7). However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods.

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

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $310,084 and $33,138 on direct research and development (“R&D”) efforts for the nine months ended September 30, 2007 and 2006, respectively.

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

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the reporting periods, in the nine months and three months ended September 30, 2007 and 2006:

	NINE MONTHS ENDED SEPTEMBER 30,				THREE MONTHS ENDED SEPTEMBER 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$15,796,295%		$12,365,423%		$7,559,443%		$4,726,795%
Individual customer's revenue
Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,926,070	19%	1,919,106	16%	1,071,841	14%	369,653	8%
Jiangxi Huiren Pharmaceutical Co. Ltd.	1,831,311	12%	1,759,774	14%	476,851	6%	590,273	12%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,983,733	13%	1,840,557	15%	752,449	10%	707,565	15%
Shenyang Pharmaceutical Co. Ltd.	1,758,171	11%	1,633,459	13%	629,027	8%	670,733	14%
Guangdong Shaoqing Xinghu Technology Development Co. Ltd.	110,460	1%	1,035,539	8%	484	0%	301,538	6%
Shenzhen Sailede Bio-Tech. Development Co. Ltd.	95,828	1%	901,898	7%	420	0%	248,441	5%
Hubei Jiuzhoutong Pharmaceutical Co. Ltd	1,174,584	7%	-	0%	893,623	12%	-	0%
Auhui Huayuen Pharmaceutical Co. Ltd.	1,136,774	7%	413,078	3%	956,129	13%	413,078	9%

Account receivable, gross	$7,079,790%		$5,658,475%		$7,079,790%		$5,658,475%
Individual customer's account receivable gross balance
Zhuhai Gongbei Pharmaceutical Co, Ltd.	762,854	11%	300,208	5%	762,854	11%	300,208	5%
Jiangxi Huiren Pharmaceutical Co. Ltd.	675,836	10%	679,804	12%	675,836	10%	679,804	12%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,084,825	15%	759,029	13%	1,084,825	15%	759,029	13%
Shenyang Pharmaceutical Co. Ltd.	856,113	12%	693,146	12%	856,113	12%	693,146	12%
Guangdong Shaoqing Xinghu Technology Development Co. Ltd.	276,674	4%	637,216	11%	276,674	4%	637,216	11%
Shenzhen Sailede Bio-Tech. Development Co. Ltd.	212,818	3%	297,131	5%	212,818	3%	297,131	5%
Hubei Jiuzhoutong Pharmaceutical Co. Ltd	158,642	2%	117,430	2%	158,642	2%	117,430	2%
Auhui Huayuen Pharmaceutical Co. Ltd.	488,795	7%	519,138	9%	488,795	7%	519,138	9%

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

The exchange rates in effect at September 30, 2007 and 2006 were stated as follows: (for RMB 1.00):

	September 30,	September 30,
	2007	2006
Fixed rate	$0.1330	$0.1266
Average rate	$0.1303	$0.1250

In the nine months and three months ended September 30, 2007, the foreign exchange losses were $13,702 and $45,684 respectively.

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

4.	Basis of Preparation
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

5.	Trade Trade Receivables, Other Receivables and Prepaid and Deposits - Allowance for Doubtful Debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Company’s trade receivables, other receivables and prepaid and deposit as of September 30, 2007 and 2006:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Trade receivables, gross	$8,218,293	$6,175,826
Allowance for doubtful debts	(768,659)	(517,350)
Trade receivables, net	$7,449,634	$5,658,476

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Other receivables, gross	$672,087	$-
Allowance for doubtful debts	(31,617)	-
Other receivables, net	$640,470	$-

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Prepaid expenses and deposits, gross	$919,230	$-
Allowance for doubtful debts	(338,227)	-
Prepaid expenses and deposits, net	$581,003	$-

The allowance for debts for the Company’s trade receivables, other receivables, prepaid expenses and deposit for the nine months ended September 30, 2007 and 2006 are comprised as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(467,015)	$(92,014)
Provision during the year	(502,273)	(417,823)
Addition in lieu of acquisition of SiBiono	(118,288)	-
Foreign exchange difference	(50,927)	(7,513)
Balance at end of period	$(1,138,503)	$(517,350)

6.	Refundable Purchase Price Paid

On, December 7, 2006, Benda Ebei paid approximately $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As of quarter ended September 30, 2007, the deal has not been closed as the product certificate still not received from FDA of United States of America and the amount paid is refundable per agreement if such approval is not obtained.

7.	Inventories

The Company’s inventories at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$1,010,338	$311,064
Packing materials	200,697	80,639
Other materials / supplies	89,914	-
Finished goods	535,789	309,637
Work-in-progress	4,479,169	-
Total inventories at cost	6,315,907	701,339

Less: Reserves on work-in-progress	(4,110,409)	-

Total inventories, net	$2,205,498	$701,339

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

Before acquisition, as of March 31, 2007, the accumulated units of original liquid produced was 198,075 and which could be converted to approximately 226,736 vials of Gendicine. However, the accumulated vials of Gendicine sold throughout the years 2004 to three months quarter ended March 31, 2007 were only approximately 18,424 vials. Thus the accumulated production costs, approximately $4,080,644 were remained as work in process as of three months quarter ended March 31, 2007.

Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, thus the provision of reserve on work in progress was $3,696,083 as of three month quarter ended March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work in progress. As of September 30, 2007, the provision of reserve on work in progress was $4,110,409.

No reserve for obsolete, slow-moving or non-salable inventory were required at year ended December 31, 2006, and an amount $4,110,409 was made a reserve on work-in-progress at quarter ended September 30, 2007.

8.	Property and Equipment (Restated)

The Company’s property and equipment at September 30, 2007 and December 31, 2006 were comprised as follows:

				Foreign
	December 31, 2006	Addition	Disposal	Currency Translation Difference	September 30, 2007(Unaudited)
Buildings	$2,227,710	223,468	-	182,319	$2,633,497
Machinery and equipment	3,941,187	7,271,852	(290,142)	457,519	11,380,416
Office equipment	10,672	14,264	(486)	(4,846)	19,604
Motor Vehicles	32,971	60,827	-	3,857	97,655
Cost	6,212,540	7,570,411	(290,628)	638,849	14,131,172

Less: Accumulated Depreciation

Buildings	$(778,238)	(55,417)	-	(35,734)	$(869,389)
Machinery and equipment	(1,512,562)	(515,784)	102,026	(82,904)	(2,009,224)
Office equipment	(2,748)	(9,304)	60	982	(11,010)
Motor Vehicles	(7,129)	(27,604)	-	(845)	(35,578)
Accumulated Depreciation	(2,300,678)	(608,109)	102,086	(118,501)	(2,925,201)

Construction in progress	$10,184,787	4,469,109	-	473,320	$15,127,216

Total property and equipment, net	$14,096,649	11,431,411	(188,542)	993,668	$26,333,187

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

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with the Shanghai Pudong Development Bank (“Pudong Bank’) on August 14, 2007 and this credit facility is guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei. As of September 30, 2007, the ner book value of secured property and equipment was approximately Rmb 71.37 million (or $9.49 million).

The deprecation expense for the nine months ended September 30, 2007 was calculated as follows:

	Original Cost
	December 31,	September 30,
	2006	2007	Average	Salvage	Estimated	Depreciation	Deprecation
		(Unaudited)		Value	Useful lives	Calculated	Reported	Difference
Building	$2,227,710	2,633,497	2,430,604	5%	25	$69,272	55,417	13,855
Property and equipment	3,941,187	11,380,416	7,660,802	5%	13	436,666	515,784	(79,118)
Office equipment	10,672	19,604	15,138	5%	5	2,157	9,304	(7,147)
Motor vehicle	32,971	97,655	65,313	5%	5	9,307	27,604	(18,297)
Total property and equipments	$6,212,540	14,131,172	10,171,856			$517,402	608,108	(90,706)

The above table shows the calculation of depreciation expenses for the nine months ended Septemebr 30, 2007. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The weighted average useful lives are used as the base for the calculation of depreciation as the estimated useful lives for buildings and property and equipments are varies from 20 to 30 years and 10 to 15 years, respectively.

The total depreciation expense was $608,108 and $106,296 for the nine months ended September 30, 2007 and 2006, respectively and is broken down as follows:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cost of sales	$432,838	$55,743
Operating expense	175,270	50,553
Total depreciation expense	$608,108	$106,296

9.	Intangible Assets (Restated)

The Company’s intangible assets at September 30, 2007 and December 31, 2006 were comprised as follows:

			Foreign Currency
	December 31, 2006	Addition	Translation Difference	September 30, 2007
				(Unaudited)
Land-use rights	$1,068,036	1,130,466	83,893	$2,282,395
Drugs permits and licenses	1,055,893	1,172,522	84,109	2,312,524
Technology formulas	679,700	260,561	30,799	971,060
Patent	-	1,602,090	33,714	1,635,804
Cost	2,803,630	4,165,639	232,515	7,201,784

Less: Accumulated amortization
Land-use rights	(136,790)	(24,738)	(6,321)	(167,849)
Drugs permits and licenses	(1,031,392)	(81,090)	(42,945)	(1,155,427)
Technology formulas	(66,210)	(56,128)	(3,645)	(125,983)
Patent	-	(129,899)	(2,734)	(132,633)
Accumulated amortization	(1,234,391)	(291,855)	(55,645)	(1,581,891)

Total intangible assets, net	$1,569,238			$5,619,892

The table above shows the intangible assets movement during the year of 2007. In which, the net book value of SiBiono’s intangible assets was recorded as the addition in the year of 2007 when the acquisition was taken place and effective on April 1, 2007. In other words, the accumulated amortization from SiBiono, as of March 31, 2007 was not carried forward. As of March 31, 2007, the net book value of SiBiono’s intangible assets was approximately $1.97 million, in which $353K was accounted for land use rights; $1.62 million was accounted for patents.

As of September 30, 2007, the cost of intangible assets was increased by $4,165,639 which was mainly composed of the followings:

a)
Due to the acquisition of SiBiono, two items were included: (1) patent, the innovation and research results of Genedicine, with cost approximately $1.6 million; (2) land use right with a total area 20,574 square meters, with cost approximately $0.32;

b)
Benda Ebei purchased a land use right with total purchase cost Rmb9.9 million or approximately $1.3 million. During the nine months ended as of September 30, 2007, an amount Rmb6 million or approximately $0.8 million was paid.

c)
Benda Ebei purchased a license for a new drug, which is a kind of anti-virus product in nature with total purchase cost Rmb10 million or approximately $1.3 million. During the nine months ended as of September 30, 2007, an amount Rmb9 million or approximately $1.2 million was paid.

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

The amortization expense for the nine months ended September 30, 2007 was calculated as follows:

	Original Cost
	December 31,	September 30,
	2006	2007		Estimated	Amortization	Amortization
		(Unaudited)	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$1,068,036	2,282,395	1,675,216	40	$31,410	24,738	6,672
Drugs permits and licenses	1,055,893	2,312,524	1,684,209	10	126,316	81,090	45,226
Technology formulas	679,700	971,060	825,380	10	61,904	56,128	5,776
Patent	-	1,635,804	1,635,804	6	136,317	129,899	6,418
Total	$2,803,630	7,201,784	5,820,609		$355,947	291,855	64,092

The above table shows the calculation of amortization expenses for the nine months ended September 30, 2007. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

From the above calculation table, the patent, $1.64 million, was acquired in during the acquisition of SiBiono. It is amortized over the remaining useful lives, 6 years, whereas the original useful lives are 10 years.

The total amortization expense was $291,855 and $143,211 for the nine months ended September 30, 2007 and 2006, respectively and is broken down as follows:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cost of sales	$202,748	$66,821
Operating expense	89,107	76,390
Total amortization expense	$291,855	$143,211

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

	September 30,	December 31,
	2007	2006
	(Unaudited)
Original cost of all subsidiaries	$8,289,592	$3,891,438
Less: negative goodwill	(1,087,808)	(1,087,808)
Consolidated original cost	$7,201,784	$2,803,630

10.	Goodwill and Acquisition Cost Payable and Commercial Notes Payable

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

The total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $8.22 million. As of September 30, 2007, an accumulated amount, approximately Rmb51.50 million or $6.75 million was paid and leaving a balance approximately $1.47 million.

11.	Restricted Cash and Bank Indebtedness

The Company’s restricted cash at nine month ended September 30, 2007 and 2006 was comprised as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Deposits for issuance of commercial notes	$1,787,708	$-
Funds from government technology agencies	1,272,657	-
Total restricted cash	$3,060,365	$-

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;
b)	It is non-interest bearing;
c)	The repayment period of each commercial note payable is six months;
d)
The total commercial note issuable limit is Rmb 60 million; however 50% of deposit should be made into the bank in order to secure the issuance of commercial bank note, thus the net available amount is Rmb 30 million;

e)	If the net amount of each commercial bank note payable is not settled on the due date, the penalty will be the penalty rate of the PRC bank loan on daily and compound basis;
f)	As mentioned in Note 8, this credit facility is guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei.

As of September 30, 2007, Benda Ebei and Jiangling Benda deposited an amount $1,787,708 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of September 30, 2007, the balance of the commercial bank notes payable was $3,166,159. Thus the net commercial bank notes payable was $1,378,451 as of September 30, 2007.

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

c)	Therefore, due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances for the reporting periods.

d)	However, since the balance of the restricted cash was larger than the balance of cash and cash equivalents balances, thus bank indebtedness were resulted for the reporting periods.

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

Total interest expense paid related to the Company’s outstanding bank loans was $98,430 and $46,925 in the nine months and three months ended September 30, 2007, respectively.

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

Even though there were $2,357,986 long term debt payable due within one year as of quarter ended September 30, 2007, because of its non-repayable feature (except for the one formed with 3 Nanshan District Technology Funds dated on August 2, 2005. The remaining balance of this debt payable was Rmb1,500,000 or $199,533 and due on August 2, 2006. However, the company has obtained the oral consent from the 3 Nanshan District Technology Funds for delaying the payment. The final due date is the end of year 2007), the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the reporting period ended September 30, 2007, an amount of Rmb12,900,000 or $1,690,974,of long term debt payable was discharged and recorded as government subsidies, (see Note 20 for the related details).

14.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities as of September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Trade payable	$382,352	$387,073
Deposits paid by customer	364,029	2,488
Accrued liabilities	778,684	1,165,300
Miscellaneous payables	502,803	268,169
Total account payables and accrued liabilities	$2,027,868	$1,823,030

Among of the accrued liabilities, an amount $50,055 was accrued for the legal litigation fee for the nine months ended September 30, 2007. The litigation was about a purchase of equipment by SiBiono with the total contract amount of Rmb1.73 million or $0.22 million. According to the judicial decision of the People’s Court (Junior) of Lian Yun District of Lian Yun City, PRC dated on April 20, 2007, the supplier should return the deposit paid by SiBiono and related interest with the total amount Rmb293,376 or approximately $38,000; while SiBiono should compensate the supplier with a net amount of Rmb398,625 or approximately $50,055.

According to the legal judgment was received on September 21, 2007 from the People’s court (Senior) of Lian Yun District of Lian Yun City, PRC that SiBiono had to pay off the outstanding amount, $50,055.

15.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to maintain a welfare plan for all of its employees who are residents of the PRC. Based on the wages payable and according to the labor law of the PRC, the Company accrues 14%, on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively.

As of September 30, 2007 and 2006, the company had accrued accumulate approximately $520,043 and $112,833, respectively for the employees’ welfare.

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

17.	Related Party Transactions and Long Term Loan Receivable

Due from related parties at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31,2006
	(Unaudited)
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$529,710	$455,275
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,457,467	1,299,479
Due to Ever Leader Holdings Co. Ltd.	569,405	210,518
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	4,932	-
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	1,839	-
Eric Yu
Due to Benda Pharmaceutical Inc.	231	-
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	28,447	11,543
Total due from related parties	$2,592,031	$1,976,815

Due to related parties at September 30, 2007 and December 31, 2006 were comprised as follows:

	September 30, 2007	December 31,2006
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd.	$144,085	$236,205
Due from Jiangliang Benda Pharmaceutical Co. Ltd.	1,818,402	1,833,358
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	3,025	-
Wei Xu
Due from Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd.	931,153	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	59,779	20,937
Yiqing, Wan
Due from Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd.	128,600	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	74,424	-
	$3,159,468	$3,034,365

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

The total consulting and professional fees was $8,222,184 and which was composed of:

a)
Since the issuance of common shares to Super Pioneer, Wang and Zhang was in the form of financial and technical consultancy services to be rendered, thus the corresponding amount $7,882,416 was recorded as consulting and professional fees.

b)
As of September 30, 2007, the placement agent, Keating Investment, exercised it warrants at a strike price $0.555 per share through the cashless arrangement. The amount of warrants being exercised was 612,194, thus the corresponding amount $339,768 was recorded as consulting and professional fees.

19.	Other general and administrative

For the reporting periods, nine months ended September 30, 2007 and 2006 and three months ended September 30, 2007 and 2006, the amount of other general and administrative expenses was $1,801,814, $391,632, $827,675, and $115,271 respectively. The following table shows the major events that included:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Audit and accounting	$265,608	$64,191	$57,670	$5,794
Legal fees	199,034	-	118,357	-
Advertisment expense	48,818	-	33,965	-
Office expenses	258,047	60,982	115,968	-
Salaries and wages	482,316	132,889	257,716	39,702
Consulting	47,054	-	-	-
Rent & Utilities	43,510	9,623	14,736	13,576
Investor relation, Transfer agent and filing fees	92,641	-	26,788	-
Travel and transportation	205,159	44,138	121,403	11,993
Miscellaneous	159,627	79,809	81,072	44,206
Total other general & administrative	$1,801,814	$391,632	$827,675	$115,271

20.	Government Subsidies / Grants

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

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to 50% reduction in income taxes; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2009.

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

As a result of the above mentioned taxation scheme , the income taxes payable for the Company for the nine months and three months ended September 30, 2007 would be $465,645.

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

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Company executed in November of 2006 (the “Make Good Agreement”). The Company further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”). In the event the Performance Threshold is not attained, the Company is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Company’s common stock for every one (1) cent by which the Company’s earnings per share, determined on a fully diluted basis, is less than $0.065. In our accounting for the Long Term Convertible Promissory Note, our analysis of the Performance Threshold had no effect because of the cap of the debt discounted and beneficial conversion feature as calculated in accordance with EITF 98-5.

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

In accordance with the registration rights granted to investors who purchased the convertible promissory notes and warrants, we are required to file a registration statement with the Securities and Exchange Commission (“Registration Statement”) attempting to register the potentially issuable shares of common stock underlying the convertible promissory notes and warrants. There is no cash settlement requirement in the event the Company cannot deliver Registered Shares.

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

In accordance with FASB staff position No.. EITF00-19-2 the Company recorded $420,000 in Registration Delay Expense of which $240,000 is for the period from October 1 through November 30, 2007. EITF 00-19-2 requires the Company to record the expense when it is probable that the liability has been incurred and the amount can be reasonably estimated.

23.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of September 30, 2007 and December 31, 2006, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)
As of December 31, 2006, 96,258,411 shares of common stock were issued and outstanding, par value $0.001 each; During the reporting period of the year 2007: (i) 2,189,560 common shares were issued to Super Pioneer, Yaojin Wang and Huimin Zhang (see Note 18); (ii) 612,194 common shares were issued to placement agent for being exercised their warrants (see Note 18); and (iii) 706,195 shares were issued to the various consultants who rendered services related to the reverse merger and were valued at the private placement offering price at $0.4622 per share on November 15, 2006. Thus, the share of common stock issued and outstanding was 99,766,360 as of September 30, 2007.

(c)	The following tables shows the events occurred in additional paid-in capital:

			September 30,
	December 31,	Events occurred	2007
Events	2006	during the year	(Unaudited)
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	-	$584,481
To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)
Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434
To eliminate the common stock and additional paid-in capital of the former shell
company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770
To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)
Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038
Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)
To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285
To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)
Issuance of common stock 706,195 at $0.4622 per share	-	325,697	325,697
Debt discount on beneficial conversion feature on convertible promissory notes	-	2,385,089	2,385,089
Debt discount on warrants issued with convertible promissory notes	-	5,174,911	5,174,911
Placement agent exercised 612,194 warrants at strike price, $0.555 through cashless arrangement	-	339,156	339,156
Additional paid-in capital, balance for the period ended	$13,099,424	8,224,853	$21,324,277

(d)
As of December 31, 2006, 28,557,936 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding, and as of September 20, 2007, since the placement agent exercised 612,194 warrants through the cashless arrangement, thus the remaining balance was 27,945,742 Warrants, each convertible into one (1) share of the Company’s Common Stock, issued and outstanding, and;

(e)	None Options issued and outstanding.

24.	Commitments and Contingencies

As of reporting periods ended at September 30 2007, there was an operating lease commitment and the amount is stated as follows;

September 30,
2007
(Unaudited)
Operating Lease
Rental and Property Management Fee
Within one year	$27,364
One to two year	20,891
Total commitments payable	$48,254

25.	Segment Information

The company states the segment information according to the requirement stated in paragraph 37 of SFAS 131. The company produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

a)	Benda Ebei produces branded and generic medicines;

b)	Jiangling Benda produces active pharmaceutical ingredients, APIs;
c)	Yidu Benda produces bulk chemicals;
d)	Beijing Shusai produces pharyngitis killer therapy; and
e)	SiBiono produces gene therapy medicines, Gendicine.

Therefore, according to the requirement stated in paragraph of SFAS 131, the company reports the segment information according to the un-identical products that produced in each subsidiary.

Since five different categories of products are produced in five difference subsidiaries or operation plants, therefore according to the requirement stated in paragraph 27 of FSAS 131, the company reports the total assets for each of the reportable segments according to the total assets of each subsidiary.

Selected financial information for each of these segments for the nine months and three months ended September 30, 2007 and 2006 were as follows:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Branded/generic medicine segment	2007	2006	2007	2006
Revenue from external customers	$11,780,412	$7,634,663	$5,749,690	$2,773,289
Cost of sales	(7,458,024)	(4,550,187)	(3,685,158)	(1,814,309)
Gross profit	4,322,388	3,084,476	2,064,532	958,980
Gross margin	37%	40%	36%	35%
Research and development	-	-	-	-
Selling expense	(154,359)	(247,132)	(60,925)	(81,168)
General and administrative expense	(696,510)	(395,983)	40,576	274,529
Segment contribution	$3,471,519	$2,441,361	$2,044,183	$1,029,508
Contribution margin	29%	32%	36%	37%

Total assets, segment	$27,091,099	$10,523,526	$27,091,099	$10,523,526

Active pharmaceutical ingredients segment	2007	2006	2007	2006
Revenue from external customers	$-	$15,491	$-	$45
Cost of sales	(5,863)	(13,129)	(26)	(38)
Gross profit	(5,863)	2,362	(26)	7
Gross margin	-	15%	-	16%
Research and development	(355)	-	(355)	-
Selling expense	-	(10,308)	-	(3,122)
General and administrative expense	(55,568)	(160,720)	(39,794)	142,735
Segment contribution	$(61,786)	$(168,666)	$(40,175)	$139,620
Contribution margin	-	-1089%	-	310267%

Total assets, segment	$7,678,034	$3,889,715	$7,678,034	$3,889,715

Bulk chemicals segment	2007	2006	2007	2006
Revenue from external customers	$701,590	$4,696,623	$3,071	$1,934,815
Cost of sales	(388,657)	(2,466,626)	(1,701)	(998,375)
Gross profit	312,933	2,229,997	1,370	936,440
Gross margin	45%	47%	45%	48%
Research and development	-	(33,138)	-	(26,907)
Selling expense	(26,669)	(158,602)	(116)	(53,853)
General and administrative expense	(828,357)	(218,869)	(68,111)	35,937
Segment contribution	$(542,093)	$1,819,388	$(66,857)	$891,617
Contribution margin	-77%	39%	-2177%	46%

Total assets, segment	$7,259,480	$8,222,931	$7,259,480	$8,222,931

Pharynigitis killer therapy segment	2007	2006	2007	2006
Revenue from external customers	$35,791	$18,646	$12,738	$18,646
Cost of sales	(1,912)	(1,026)	(725)	(1,026)
Gross profit	33,879	17,620	12,013	17,620
Gross margin	95%	94%	94%	-
Research and development	-	-	-	-
Selling expense	(34,526)	(5,604)	(11,999)	(3,984)
General and administrative expense	(84,745)	(53,496)	(33,142)	(31,081)
Segment contribution	$(85,392)	$(41,480)	$(33,128)	$(17,445)
Contribution margin	-239%	-222%	-260%	-94%

Total assets, segment	$115,588	$134,023	$115,588	$134,023

Gendicine (Ad-p53) segment	2007	2006	2007	2006
Revenue from external customers	$3,278,502	$-	$1,793,944	$-
Cost of sales	(300,085)	-	(130,817)	-
Gross profit	2,978,417	-	1,663,127	-
Gross margin	91%	-	93%	-
Research and development	(309,729)	-	(212,610)	-
Selling expense	(459,459)	-	(257,087)	-
General and administrative expense	(573,814)	-	(241,394)	-
Segment contribution	$1,635,415	$-	$952,036	$-
Contribution margin	50%	-	53%	-

Total assets, segment	$12,449,840	$-	$12,449,840	$-

	TOTAL NINE MONTHS ENDED September		TOTAL THREE MONTHS ENDED
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue from external customers	$15,796,295	$12,365,423	$7,559,443	$4,726,795
Cost of sales	(8,154,541)	(7,030,968)	(3,818,427)	(2,813,748)
Gross profit	7,641,754	5,334,455	3,741,016	1,913,047
Gross margin	48%	43%	49%	40%
Research and development	(310,084)	(33,138)	(212,965)	(26,907)
Selling expense	(675,013)	(421,646)	(330,127)	(142,127)
General and administrative expense	(2,238,994)	(829,068)	(341,865)	422,120
Total segment contribution	$4,417,663	$4,050,603	$2,856,059	$2,166,133
Contribution margin	28%	33%	38%	46%

Total assets, segment	$54,594,041	$22,770,195	$54,594,041	$22,770,195

The results of the consolidated net profit before income taxes for the reporting periods are as follows:

	TOTAL		TOTAL
	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment contribution	$4,417,663	$4,050,603	$2,856,059	$2,166,133
Unallocated amounts:
Government subsidies	1,690,974	-	1,417,859	-
Loss on disposal of assets	(8,398)	(248,209)	6,533	(715)
Other corporate expense	(11,844,304)	(227,438)	(2,242,650)	(67,184)
Total income / (loss) before minority interest and income taxes	$(5,744,065)	$3,574,956	$2,037,801	$2,098,234

The other corporate expense were composed of the following events:

	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consulting and professional fees (Note 19)	$8,222,184	$-	339,768	-
Penalty to investor	540,000	-	420,000	-
Wages and salaries	239,599	-	65,000	-
Audit and accounting	208,692	58,161	9,982	13
Amortization of debt issue cost	134,653	-	67,384	-
Consulting fee	35,000	-	-	-
Investor relation, transfer agent and filing fees	92,641	-	26,788	-
Director renumeration	58,959	-	25,014	-
Brokerage fees	50,106	-	50,106	-
Travel and transportation	32,448	-	22,779	-
Office expense	20,191	-	17,894	-
Interest expense	2,207,878	118,674	1,141,472	39,437
Miscellaneous	1,953	50,603	56,463	27,734
Total	$11,844,304	$227,438	2,242,650	67,184

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the reporting periods, in the nine months and three months ended of 2007 and 2006:

	NINE MONTHS ENDED September 30,		THREE MONTHS ENDED September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total assets, segment	$54,594,041	$22,770,195	$54,594,041	$22,770,195
Total assets of corporate:
Cash and cash equivalent	221,298	14,777	221,298	14,777
Bank indebtedness	1,218,240		1,218,240
Prepaid expenses and deposit	9,983	-	9,983	-
Refundable purchase price paid	1,200,000	-	1,200,000	-
Due from related parties	1,099,345	252,940	1,099,345	-
Debit issue costs:
placement agent commission	394,547	-	394,547	-
Total assets	$58,737,454	$23,037,912	$58,737,454	$22,784,972

The following table shows how the minority interest for nine months ended September 30, 2007 and 2006 was derived:

	Nine Month Ended September 30, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$3,471,519	(61,786)	(542,093)	(85,392)	1,635,415	$4,417,663
Loss on disposal of assets	-	(3,278)	(5,120)	-	-	(8,398)
Interest income / (expenses)	(45,895)	90	(2,620)	(21)	(96,247)	(144,693)
Other income / (expenses)	(2,879)	(14,268)	2,638	(1,303)	(1,907)	(17,719)
Prior year adjustment	-	-	-	-	131,083	131,083
Government subsidies	-	-	-	-	1,690,974	1,690,974
Income before minority interest	$3,422,745	(79,242)	(547,195)	(86,716)	3,359,318	$6,068,910

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$171,137	(7,726)	(53,352)	(24,931)	1,440,359	$1,525,487

	Nine Month Ended September 30, 2006
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$2,441,361	(168,666)	1,819,388	(41,480)	-	$4,050,603
Loss on disposal of assets		(248,209)			-	(248,209)
Interest income/ (expenses)	(97,325)	(68)	(20,900)	21	-	(118,272)
Other income / (expenses)	(3,654)	787	844	589	-	(1,434)
Prior year adjustment	-	-	-	-	-	-
Government subsidies	-	-	-	-	-	-
Income taxes	-	-	-	-	-	-
Income before minority interest	$2,340,382	(416,156)	1,799,332	(40,870)	-	$3,682,688

MI percentage	5.00%	9.75%	9.75%	28.75%
MI interest	$117,016	(40,575)	175,435	(11,750)	-	$240,126

26.	Subsequent Events

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

However, Zhang refused to sign the new agreement and applied to the Shenzhen Arbitration Commission (the “Commission”) in April 2007 for enforcement of the original agreement. Zhang requested the Commission to require Benda Ebei to pay for the total consideration, penalty for late payment and the related legal and arbitration expenses. As of September 30, 2007, the final arbitration award has not been received yet, thus no accounting treatment has been put through.

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

As of September 30, 2007 and 2006, the Company provided a $1,138,503 and $517,350 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 of Notes to Consolidated Financial Statements for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the nine months ended September 30, 2007 and 2006, the Company provided a reserve against its work-in-progress amounting to $4,110,409 and none respectively. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress (please refer to Note 7, Notes to Consolidated Financial Statements for details). However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods.

Operational Results

Nine months ended September 30, 2007 Compared to nine months ended September 30, 2006

The following table provides key components of our operational results for the nine months ended September 30 for Benda Pharmaceutical, Inc.

	September 30,	September 30,
	2007	2006
	(Restated)	(Restated)
	(Unaudited)	(Unaudited)

Revenue	$15,796,295	$12,365,423
Cost of goods sold	(8,154,541)	(7,030,968)
Gross profit	7,641,754	5,334,455
Selling expenses	(675,013)	(421,646)
General and administravive expenses	(11,988,784)	(936,398)
Gains / (losses) on disposals of fixed assets	(8,398)	(248,209)
Research and development expenses	(310,084)	(33,138)
Total operating expenses	(12,982,279)	(1,639,391)
Operating income / (loss)	(5,340,525)	3,695,064
Interest expenses	(2,207,878)	(118,674)
Other income (expenses)	113,364	(1,434)
Government subsidies / grants	1,690,974	-

Income / (loss) before minority interest and income taxes	(5,744,065)	3,574,956
Income taxes	-	-
Minority interest	(1,525,487)	(240,126)
Net Income / (loss)	$(7,269,552)	$3,334,830
Earnings / (loss) per share - basic	$(0.08)	$0.05
Weighted average shares outstanding - basic	96,872,524	70,259,331
Earnings / (loss) per share - diluted	$(0.06)	$0.05
Weighted average shares outstanding - diluted	125,103,425	70,259,331

Restatement

The Company restated its previously recognized Depreciation expense by ($925,795) and ($423,983) for the nine months ended September 30, 2007 and 2006 due to incorrect calculation of depreciation expense previously reported.

The Company restated its previously recognized Amortization expense by ($342,671) and ($194,027) for the nine months ended September 30, 2007 and 2006 due to incorrect calculation of amortization expense previously reported.

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

Cost of Goods Sold

Cost of goods sold increased $1.1 MM or 15% to $8.15 MM for nine months ended September 30, 2007 from $7.03 MM for nine months ended September 30, 2006, primarily due to the acquisition of SiBiono and the resulting production of Gendicine.

Gross Profit

Gross Profit increased $2.31 MM or 41% to $7.64 MM for nine months ended September 30, 2007 from $5.33 MM for nine months ended September 30, 2006 mainly due to the followings factors:

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

General and Administrative Expenses:

General and administrative expenses increased $11 MM to $11.9 MM for the nine months ended September 30, 2007 from $0.9 MM for nine months ended September 30, 2006. The increase of G&A expenses in the reporting period was primarily due to the following factors:

a)	$291K finder fee to China Hi-Tech Funds Co. Ltd.;
b)	$135K amortization expense of the placement agent commission related to debt issue costs, (Refer to Note 22 of Notes to Consolidated Financial Statements for details);
c)	$8.2MM consulting and professional fees, (Refer to Note 18 of Notes to Consolidated Financial Statements for details);
d)	$120K for late filing of 10K; and $420K for late effective of registration statement;
e)	$173K cash bonus;
f)	$265K audit services fee;
g)	$47K consulting fee;
h)	$149K legal fee, 8K and 10K filing;
i)	$59K directors remuneration;
j)	$32K conference expenses for events including MoneyShow, Gene Therapy Conference etc,;
k)	$93K investor relationship activities expenses;
l)	$49K advertisement expense;
m)	$20K postage, courier and printing expenses;
n)	$258K office expenses;
o)	$482K salary and wages;
p)	$44K rental and utilities;
q)	$205K travel and transportation expenses.

Operating Income/ (Loss):

The Company experienced an operating loss of $5.34 MM for the nine months ended September 30, 2007, slipping $9 MM from last year’s comparative period, due to significant increase in G&A expenses.

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

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to 50% reduction in income taxes; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2009.

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

As a result of the above mentioned taxation scheme , the income taxes payable for the Company for the nine months and three months ended September 30, 2007 would be $465,645.

Net Income/ (Loss):

The Company experienced a net loss of $7.27 MM for nine months ended September 30, 2007 due to significant increase in G&A expense.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow increased slightly $0.3 MM to $1.8 MM for nine months ended September 30, 2007 from $1.5 MM for nine months ended September 20, 2006 was primarily due to the decreased in net changes of trade receivables by $0.6 MM and increased in net changes of various tax payable by $0.46 MM, but was offset by the decreased in net changes of accounts payable and accrued liabilities by $0.5 MM.

Investing cash outflow was $10.2 MM for nine months ended September 30, 2007 due to the following factors

a)	$2.5 MM as part of the total consideration for SiBiono acquisition
b)	$4.9 MM for fixed assets and equipment purchase
c)	$1.2 MM for new drug license acquisition
d)	$0.8 MM for the purchase of land use right

Investing cash inflow was $8 MM for nine months ended September 30, 2007 mainly due to the following events occurred during the reporting period:

a)	The proceeds from issuance of convertible promissory note, the net proceeds was $7.03 million.
b)
The net proceeds from the issuance of commercial bank note. As of September 30, 2007, Benda Ebei and Jiangling Benda deposited an amount $1,787,708 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of September 30, 2007, the balance of the commercial bank notes payable was $3,166,159. Thus the net commercial bank notes payable was $1,378,451 as of September 30, 2007 (please refer to Note 11 of Notes to Consolidated Financial Statements for details).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the June 25, 2008, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to Benda Pharmaceutical, Inc required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer were unable to affirmatively conclude that our disclosure controls and procedures were effective as of September 30, 2007, as the Negative Goodwill that was recorded at the time of the Benda Ebei acquisition in November 2005 was not properly recorded and resulted in the overstatement of depreciation expense, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to depreciation calculations, required to be disclosed in our Exchange Act Filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, this report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by results of the Securities and Exchange Commission deferring the requirement of reports for non-accelerated issuers, such as the Company, for fiscal years ended prior to December 15, 2007. Although our Chief Executive Officer and Chief Financial Officer are aware of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and sought to evaluate our internal controls as of September 30, 2007, they were unable to affirmatively conclude that our internal control over financial reporting was effective as of that date, although they did not identify any specific material weaknesses or significant deficiencies at the time. As a result of the overstatement in depreciation expense for all periods since November 2005 our Chief Financial Officer concluded that there was a further need to evaluate our internal control over financial reporting, especially in relation to Depreciation Calculations. Since the error was discovered, our Chief Executive Officer, Chief Financial Officer and other members of the management team have been working to carefully evaluate, and where deemed necessary improve, our internal control over financial reporting.

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

BENDA PHARMACEUTICAL, INC.
Registrant

Date: June 26, 2008	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors