Form 10KSB/A
period 2007-12-31
Benda Pharmaceutical, Inc.
filed 2008-06-26
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Main Products

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Generic	Haemostatic
Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus
Yidu Benda	L-methionine	Bulk chemical Nutrition	An essential amino acid for humans
Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture
Yidu Benda	1,2,3,5-Tetraacetyl-β-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

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

•
Ribavirin has been used to produce antivirus medicine to treat SARS and SARS-like illnesses. Ribavirin is also used to treat severe virus pneumonia in infants and young children and a viral liver infection known as hepatitis C. It can be used in patients who have hepatitis C or human immunodeficiency virus (“HIV”) infection. Alliance Pharm, Inc. is advising us on modifications to our production processes in our effort to achieve U.S. FDA certification. Currently, there is only one other pharmaceutical company in PRC that has received U.S. FDA certification to produce Ribavirin API. On April 9, 2008, Jiangling Benda received the approved GMP Certificate from the SFDA which authorizing the production of Ribavrin.

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

Due to a government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. On September 25, and October 1, 2007, Yidu Benda had passed the environmental assessment and safety assessment by the Yichang Environmental Protection Bureau and Yichang Safety Supervision Bureau These two bureaus have issued “Environmental Influence Report” and “Safety Assessment Report” in November and December of 2007, respectively. Yichang Environmental Protection Bureau issued an approval document, (Document Number: Yichang Environmental Audit [2007] No. 111) and permitted the trial production of Yidu Benda on December 28, 2007. The related government agencies through trial production physically inspect the products produced by the newly installed production facilities. The main purpose for doing so is to ensure that the quality of the products is such that there will be no harm to the environment. In addition, Yidu Benda had also passed the examinations conducted by Yichang Public Security Bureau, Yichang Lightning Protection Institute and Yichang Special Equipment Inspection and Test Institute, in terms of the fire apparatus and facilities, lightning protection and static proof facilities etc. Therefore, the Company has fulfilled the requirements for full production.

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

Jiangling Plant is primarily engaged in producing Ribose, a bulk chemical which does not require GMP approval and Active Pharmaceutical Ingredients (API) which need GMP approval.

Jiangling Benda was re-opened in August 2007. The products that are planned to be produced in Jiangling Benda are as follows:

a)	Ribavirin API (Anti-virus)
b)	Asarin API (Antibiotic)
c)	Levofloxacin (Antibiotic)
d)	Ribose

These four products are classified as API whereas the production of Ribavirin, Asarin and Levofloxacin need to obtain GMP approval, however the production of Ribose does not need the GMP approval. Currently, Jiangling Benda only produces Ribose and which is a kind of API.

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

Our Trademarks

Benda currently owns four trademarks: Jixuening, Benda, Suzheng-B, and Shusai-A. Benda has filed trademark applications, the approvals of which are pending, for other 13 medicine names or general trademarks and the applications are still in the approval process.

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

On September 9, 2007, Benda achieved a great success in the national forum on "Gene Therapy for Tumors" sponsored by the Chinese Academy of Medical Sciences and the China Pharmaceutical Biotechnology Association. The forum is China’s large annual medical biotechnology conference run from September 7 - 10 in Qing Dao, Shandong Province. In conjunction with the national conference, SiBiono held a national forum discussing “Gene Therapy for Tumors”. Approximately 600 leading Chinese doctors attended SiBiono’s forum, representing 26 different provinces and over 200 Tier I Chinese hospitals (Tier I hospitals offer the best medical services in China; there are currently 775 Tier I hospitals in China).

The main purpose of the forum was to allow 15 national renowned medical experts to share their experiences in the effective application of Gendicine® to maximize its treatment efficacy.

As of December 31, 2007, SiBiono has already achieved 86% of the 16,000 vials order, of which we have already shipped and received payment for about 13,760 vials of Gendicine. Starting from January 1 to February 25, 2008, another 733 vials out of the 16,000 vials order had shipped. The 16,000 vial order for Gendicine was ordered by various selling agents with average selling price RMB2,500 per vial.

In January 2008, our quality control department recognized that during the process of purification, one of the components of Gendicine did not fulfill the requirements of the internal quality control; therefore further purification was necessary. Gendicine is a gene therapy product which needs to undergo a series of internal quality control processes. Once the problem was located, our quality control and production department solved the issue immediately. Accordingly, the sales volume was held up for a short period of time during the mentioned period while the inventory was retained at high level.

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

Operational Results

Year ended December 31, 2007 Compared to Year ended December 31, 2006

The following table provides key components of our operational results for the year ended December 31 for Benda Pharmaceutical, Inc.

	December 31,	December 31,
	2007	2006
	(Restated)	(Restated)
Revenue	$26,384,608	$15,932,075
Other Sales	-	2,937
Cost of goods sold	(13,421,697)	(9,103,515)
Gross profit	12,962,911	6,831,497

Selling expenses	(1,581,655)	(599,571)

General and administravive expenses	(13,901,577)	(2,453,604)
Gains / (losses) on disposals of fixed assets	(30,027)	(249,381)
Research and development expenses	(553,962)	(30,821)
Total operating expenses	(16,067,221)	(3,333,377)
Operating income / (loss)	(3,104,310)	3,498,120

Interest expenses	(3,389,676)	(108,811)
Other income (expenses)	55,964	(281,190)
Government subsidies / grants	2,276,574	-

Income / (loss) before minority interest and income taxes	(4,161,448)	3,108,119
Income taxes	(965,183)	-
Minority interest	(2,236,194)	(322,590)

Net Income / (loss)	$(7,362,825)	$2,785,529

Earnings / (loss) per share - basic	$(0.07)	$0.04

Weighted average shares outstanding - basic	98,181,685	73,414,057

Earnings / (loss) per share - diluted	$(0.06)	$0.04

Weighted average shares outstanding - diluted	127,534,003	74,864,283

Restatement

The Company restated its previously recognized Depreciation expense by($1,446,185) and ($718,387) for the year ended December 31, 2007 and 2006 due to incorrect calculation of depreciation expense previously reported.

The Company restated its previously recognized Amortization expense by ($572,491) and ($254,990) for the year ended December 31, 2007 and 2006 due to incorrect calculation of amortization expense previously reported.

Net Revenue:

The Company has five core operating segments: Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and SiBiono. Benda Ebei manufactures branded/generic medicines; Jiangling Benda manufactures active pharmaceutical ingredients (API); Yidu Benda manufactures bulk chemicals; Beijing Shusai operates and distributes Pharyngitis Killer Therapy; and SiBiono is a gene therapy company dedicated to the development, manufacturing and commercialization of gene therapy product, Gedicine.

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

1.
One of the Benda’s subsidiary, Benda Ebei’s net revenue increased $9.7 million (or 101%) to $19.3 million for the year ended December 31, 2007 from $9.6 million for the year ended December 31, 2006. It was mainly due to the increase sales of the existing major products and the introduction of new products and they are shown in the table below:

	December 31,	December 31,	Variance	Variance
Products	2007	2006	+ / (-)	+ / (-) %
Suzheng-B	$3.38	$1.93	$1.45	75%
Shusai-A	2.13	0.95	1.18	125%
Xujing	2.90	2.45	0.45	19%
Vitamin B6 and B1	0.79	0.21	0.58	284%
Gentamycin 80 Thousand	0.59	-	0.59	100%
Anagin	0.56	-	0.56	100%
Lincomycin	1.33	-	1.33	100%
Kanamycin	$0.33	$-	$0.33	100%

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

Cost of Goods Sold

Cost of goods sold increased $4.32 million (or 45%) to 13.42 million for the year ended December 31, 2007 from $9.1 million for the year ended December 31, 2006, primarily due to the corresponding increase in net revenue.

Gross Profit

Gross profit increased $6.13 million (or 96%) to $12.96 million for the year ended December 31, 2007 from $6.83 million for the year ended December 31, 2006, which was mainly due to the contribution of the gross profit of SiBiono, at about $5.27 million, which was acquired and effective on April 1, 2007.

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

General and Administrative Expenses:

General and administrative expenses increased $11.4 million (or 456%) to $13.9 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. The following table shows the major expenses that significantly increase the G&A expenses during the reporting periods:

		December 31,	December 31,
Note	Major general & administrative expenses	2007	2006	Variance
1	Amortization on debt issue cost	$201,255	$-	$201,255
2	Finder fees to China Hi-Tech Funds Co. Ltd.	243,590	-	243,590
3	Consulting and professional fees	8,353,615	326,403	8,027,212
4	Penalty to investors	1,022,275	-	1,022,275
5	Advertising	93,747	3,942	89,805
6	Legal fees	304,649	114,993	189,656
7	Office expenses	478,383	210,696	267,687
8	Salaries and wages	961,797	221,174	740,623
9	Conference	79,754	18,495	61,259
10	Consulting	221,044	191,248	29,796
11	Investor relation, transfer agent and filing fees	109,540	9,828	99,712
12	Director Remuneration	94,247	-	94,247
13	Travel and transportation	239,316	87,264	152,052
		$12,403,212	$1,184,043	$11,219,169

Note:

1.	See Note 23 of Notes to Consolidated Financial Statements for details;
2.	Finder fee to China Hi-Tech Funds Co. Ltd;
3.	See Note 18 of Notes to Consolidated Financial Statements for details;
4.	Being the penalty for late filing 10K-SB and registration statement, see Note 19 of Notes to Consolidated Financial Statements for details;
5.	The increment mainly incurred for the investor relationship activities;
6.	The increment mainly incurred in SiBiono and the other subsidiaries of the Group;
7.	The increment mainly incurred for the re-opening of Jiangling Benda and the expenses incurred in the newly acquired subsidiary, SiBiono;
8.	The increment mainly due to the involvement of CEO, COO and CFO salaries starting in the Year of 2007 and the salary expenses incurred in the newly acquired subsidiary, SiBiono.
9.	The increment mainly incurred for the events including road shows and gene therapy conferences;
10.	The increment mainly due to the expenses incurred in the newly acquired subsidiary, SiBiono;
11.	The increment mainly incurred for the investor relationship activities;
12.	It is only incurred starting from the year of 2007;
13.	The increment mainly incurred for the investor relationship activities.

Operating Income/ (Loss):

The Company experienced an operating loss of $3.1 million for the year ended December 31, 2007, slipping $6.6 million from comparative period for 2006, which was mainly due to significant increase in G&A expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow decreased by $0.26 million to $2.21 million for the year ended December 31, 2007 from $2.47 million for the year ended December 31, 2006 primarily due to the following factors:

a)	Non-cash operating activities, reconciliation items to the net income
In the year ended December 31, 2006, an amount $1.74 million of non-cash operating activities was reconciled back to the net income and which mainly included bad debt provision, amortization of intangible assets, depreciation, minority interest and consulting and professional fees which was paid in form of common shares issuance.

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

3.
During the year of 2007, SiBiono recognized an amount $2.3 million as government subsidies/grants as other income. This amount was obtained from the partial discharge of the long term government debt payable as the government agencies had examined the corresponding research and development projects. However, this amount should not be included in the operating activities as there was no actual cash inflow impact (please refer to Note 22 of the Notes to Consolidated Financial Statements for details); and

4.
Other factors: $0.3 million incurred on bad debt provision; $1 million incurred on depreciation; $0.5 million incurred on amortization of intangible assets; $0.2 million incurred on amortization of debt issue cost; and $2.2 million incurred on minority interest.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years then ended have been restated.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 18, 2008 (Except for Note 1, June 18, 2008)

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	December 31	December 31
	2007	2006
	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$1,266,240	$1,676,119
Trade receivables, net (Note 5)	10,472,233	6,193,585
Other receivables (Note 5)	453,595	99,733
Refundable purchase price paid (Note 6)	1,200,000	5,367,801
Inventories (Note 7)	1,952,348	701,339
Prepaid expenses and deposits (Note 5)	933,299	372,548
Total current assets	16,277,715	14,411,125
Due from related parties (Note 18)	2,630,019	1,976,815
Property and equipments, net (Note 8)	27,123,035	14,096,649
Intangible assets, net (Note 9)	6,494,510	1,569,238
Goodwill (Note 10)	7,395,752	-
Restricted cash (Note 11)	3,957,624	-
Other assets (Note 12)	1,710,972	-
Debt issue costs (Note 24)	327,945	-
Total Assets	$65,917,572	$32,053,827

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$874,490	$-
Bank loans payable (current portion) (Note 13)	2,867,004	256,492
Long term debt payable (current portion) (Note 14)	1,787,239	-
Accounts payable and accrued liabilities (Note 15)	4,665,984	1,823,030
Commercial notes payable (Note 11)	5,118,758	-
Taxes payable	1,279,385	226,931
Acquisition price payable (Note 10)	1,333,246	-
Wages payable	664,785	145,904
Deferred revenues	-	1,732
Total current liabilities	18,590,891	2,454,089
Long term debt payable (long term portion) (Note 14)	425,001	-
Long-term convertible promissory notes (Note 24)	2,875,075	-
Due to related parties (Long-term) (Note 18)	3,193,618	3,034,365
Total liabilities	25,084,585	5,488,454

Commitments and contingencies (Note 26)	-	-
Minority interest	5,502,755	2,178,922
Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	-

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
100,170,071 shares issued and outstanding as of 12/31/2007;
96,258,411 shares issued and outstanding as of 12/31/2006 (Note 25)	100,170	96,258
Additional paid in capital (Note 25)	21,547,929	13,099,424
Retained earnings (unrestricted)	100,452	7,904,434
Statutory surplus reserve fund (Note 17)	2,310,681	1,869,523
Accumulative other comprehensive income	3,390,774	1,090,409
Shares issuable for acquisition and services	503,860	326,403
Total Shareholders' Equity	27,953,866	24,386,451
Total Liabilities & Shareholders' Equity	$65,917,572	$32,053,827

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006
	(Restated)	(Restated)
Revenue	$26,384,608	$15,932,075
Other Sales	-	2,937
Cost of goods sold	(13,421,697)	(9,103,515)
Gross profit	12,962,911	6,831,497

Selling expenses	(1,581,655)	(599,571)

General and administrative expenses
Amortization of intangible assets	(141,681)	(96,615)
Amortization of debt issue costs (Note 24)	(201,255)	-
Depreciation	(333,964)	(132,747)
Bad debts	(287,482)	(364,064)
Director remuneration	(94,247)	-
Penalty to investors (Note 20)	(1,022,275)	-
Finder fee	(293,751)	-
Consulting and professional fees (Note 19)	(8,353,615)	(326,403)
Other general and administrative expenses (Note 21)	(3,173,307)	(1,533,775)
Total general and administrative expenses	(13,901,577)	(2,453,604)
Gains / (losses) on disposals of fixed assets	(30,027)	(249,381)
Research and development expenses	(553,962)	(30,821)
Total operating expenses	(16,067,221)	(3,333,377)
Operating income / (loss)	(3,104,310)	3,498,120

Interest income / (expenses) (Note 24)	(3,389,676)	(108,811)
Other income (expenses)	55,964	(281,190)
Government subsidies / grants (Note 22)	2,276,574	-

Income / (loss) before minority interest and income taxes	(4,161,448)	3,108,119
Income taxes (Note 23)	(965,183)	-
Minority interest (Note 27)	(2,236,194)	(322,590)

Net income / (loss)	$(7,362,825)	$2,785,529

Earnings / (loss) per share - basic	$(0.07)	$0.04

Weighted average shares outstanding - basic	98,181,685	73,414,057

Earnings / (loss) per share - diluted	$(0.06)	$0.04

Weighted average shares outstanding - diluted	127,534,003	74,864,283

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts expressed in U.S. Dollars)

				(Restated)	Statutory	Accumulated	Shares Issuable
			Additional	Retained	Surplus	Other	for	Total
	Common Stock		Paid-in	Earnings	Reserve	Comprehensive	Acquisition	Stockholder's
	Shares	Amount	Capital	(Unrestricted)	Fund	Income	and Services	Equity
Balance at December 31, 2005	64,942,360	$64,942	$584,481	$5,751,566	$1,231,427	$271,555	$-	$7,903,972
Issuance of common stock for cash:
to Original Shareholders of Applied Spectrum Technologies, Inc.	2,954,141	2,954	-	-	-	-	-	2,954
Issuance of common stock for cash:
1/4/06, 1,500,000 shares at $0.05 per share	1,500,000	1,500	-	-	-	-	-	1,500
Issuance of common stock for services:
1/4/06, 200,000 shares at $0.05 per share	200,000	200	-	-	-	-	-	200
Issuance of common stock for cash:
3/10/06, 700,000 shares at $0.05 per share	700,000	700	-	-	-	-	-	700
To adjust par value of common stock outstanding
as of 3/31/06 for Applied Spectrum Co. Ltd.	-	-	(5,354)	-	-	-	-	(5,354)
Collective issuance of common stock on 7/21/06	50	-	-	-	-	-	-	-
Collective issuance of common stock on 8/30/06	100	-	-	-	-	-	-	-
Waiver of the shareholder loan from Ever Leader on 9/5/06	-	-	2,298,434	-	-	-	-	2,298,434
Issuance of common stock for cash:
11/15/06, 25,961,760 shares at $0.4622 per share	25,961,760	25,962	11,974,038	-	-	-	-	12,000,000
Eliminate the common stock and additional paid-in capital
of Applied Spectrum Technologies, Inc. on 11/15/06	-	-	16,215,770	-	-	-	-	16,215,770
Eliminate the accumulated deficit of Applied Spectrum
Technologies, Inc., according to reverse merger on 11/15/06	-	-	(16,209,962)	-	-	-	-	(16,209,962)
Reallocate original common stock of Ever Leader
to paid-in capital, on 11/15/06	-	-	1,285	-	-	-	-	1,285
Issuance of common stock to Ever Leader:
11/15/06, 64,942,369 at par value $0.001	-	-	(64,942)	-	-	-	-	(64,942)
Reverse merger on 11/15/06,
placement agent commission and transaction related fee	-	-	(1,694,326)	-	-	-	-	(1,694,326)
Allocation of retained earnings to statutory reserve fund	-	-	-	(638,096)	638,096	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	818,854	-	818,854
Issuance of common stock to be issued for services:
11/15/06, 706,195 shares							326,403	326,403
Eliminate the net deficit of Applied Spectrum Technologies, Inc. 11/15/06	-	-	-	5,435	-	-	-	5,435
Net income for the year, 12/31/06	-	-	-	2,785,529	-	-	-	2,785,529
Balance at December 31, 2006	96,258,411	96,258	13,099,424	7,904,434	1,869,523	1,090,409	326,403	24,386,451
Issuance of common stock to various consultants, $0.001 par value;
706,195 shares, services valued at $0.4622 per share;	706,195	706	325,697	-	-	-	(326,403)	-
Debt discount -beneficial conversion feature
on convertible promissory notes (Note 24)	-	-	2,385,089	-	-	-	-	2,385,089
Debt discount - warrants issued with
convertible promissory notes (Note 24)	-	-	5,174,911	-	-	-	-	5,174,911
Issuance of common stock for financial and technical services rendered
7/12/07, 2,189,560 shares at $3.6 per share	2,189,560	2,190	-				503,860	506,050
Issuance of common stock being placement agent exercised warrants
7/31/07, 546,994 shares at $0.555 per share	546,994	547	303,032	-	-	-	-	303,579
Issuance of common stock being placement agent exercised warrants
8/16/07, 65,200 shares at $0.555 per share	65,200	65	36,121	-	-	-	-	36,186
Issuance of common stock being placement agent exercised warrants
10/04/07,236,813 shares @ $0.555 per share	236,813	237	131,194	-	-	-	-	131,431
Issuance of common stock for pernalty - late effective of registration registration
10/12/07, 166,898 shares @ $0.555 each	166,898	167	92,461	-	-	-	-	92,628
Allocation of retained earnings to statutory reserve fund	-	-	-	(441,158)	441,158	-	-	0
Net loss for the year, 12/31/07	-	-	-	(7,362,825)		-	-	(7,362,825)
Foreign currency translation adjustment	-	-	-	-		2,300,365	-	2,300,365
Balance at December 31, 2007	100,170,071	$100,170	$21,547,929	$100,452	$2,310,681	$3,390,774	$503,860	$27,953,866

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	December 31,	December 31,
	2007	2006
	(Restated)	(Restated)
Cash Flows From Operating Activities
Net income / (loss)	$(7,362,825)	$2,785,529
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Consulting and professional fees (Note 19)	8,353,615	326,403
Bad Debt provision	287,482	364,064
Minority interest	2,236,194	322,590
Loss on disposals of fixed assets	30,027	249,381
Depreciation	1,022,603	294,805
Amortization of intangible assets	504,736	187,235
Amortization of debt issue costs (Note 24)	201,255	-
Interest expense (amortization of debt discount) (Note 24)	2,875,075	-
Penalty to investors settled by issuance of common stock	92,628	-
Government subsidies/grants, (Note 22)	(2,250,240)	-
Changes in operating assets and liabilities:
Trade receivables	(4,351,652)	(2,210,832)
Other receivables	196,755	12,787
Prepaid expenses and deposits	(560,751)	(20,236)
Inventories	(523,131)	(254,257)
Accounts payable and accrued liabilities	597,600	526,557
Others payable	-	22,787
Taxes payable	862,074	(131,454)
Net cash provided by operating activities	2,211,445	2,475,359

Cash Flows From Investing Activities
Acquisition cost paid	(2,664,244)	-
Purchases of property and equipment and construction-in-progress	(5,319,037)	(3,294,590)
Purchases of intangible assets	(3,094,245)	(787,087)
Refundable purchase price paid (Note 6)	-	(5,367,801)
Loans to related parties, net	-	(532,026)
Net cash used in investing activities	(11,077,526)	(9,981,503)

Cash Flows From Financing Actives
Proceeds of sales unit of common stock, net of financing cost	-	10,305,674
Proceeds from issuance of convertible promissory note (Note 24)	7,030,800	-
Proceeds of shareholder loan from Ever Leader	-	2,298,434
Proceeds and repayments of borrowings under related parties, net	(592,893)	(2,438,555)
Proceeds and repayments of borrowings under government debts payable, net	19,210	-
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	2,503,504
Proceeds and repayments of borrowings under bank loans, net	(748,367)	(1,714,492)
Net cash provided by (used in) financing activities	8,212,254	8,451,061
Effect of exchange rate changes on cash	243,948	423,119
Net increase in cash and cash equivalents	(409,879)	1,368,037
Cash and cash equivalents, beginning of period	1,676,119	308,082

Cash and cash equivalents, end of period	$1,266,240	$1,676,119

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$213,113	$113,458
Cash paid for income taxes	$718,723	$-

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

Statements of Operations for the Year Ended December 31, 2007 and 2006

The Company restated its previously recognized Depreciation expense by($1,446,185) and ($718,387) for the year ended December 31, 2007 and 2006 due to incorrect calculation of depreciation expense previously reported.

The Company restated its previously recognized Amortization expense by ($572,491) and ($254,990) for the year ended December 31, 2007 and 2006 due to incorrect calculation of amortization expense previously reported.

Balance Sheets December 31, 2007 and 2006

Adjustments were made to Property and Equipment, net and Intangible assets, net and Retained (deficit) earnings unrestricted to reflect the restatement of the statements of operations.

The consolidated financial statements as of December 31, 2007 and 2006 and for the ended December 31, 2007 and 2006, and the notes thereto, have been restated to include the items identified above. The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously
	Reported	Restated
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2007
Property and equipments, net	$26,275,871	$27,123,035
Intangible assets, net	6,359,000	6,494,510
Retained (deficit) earnings unrestricted	$(833,090)	$100,452

Consolidated Statement of Operations

	As Previously
	Reported	Restated
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2007
Cost of goods sold	$(13,913,034)	$(13,421,697)
As included in General and administrative expenses
Depreciation expense	$(333,964)	$(333,964)
Amortization expense	(141,681)	(141,681)
Total operating expense	(16,067,221)	(16,067,221)
Operating income / (loss)	(3,595,647)	(3,104,310)
Income / (loss) before minority interest and income taxes	(4,652,785)	(4,161,448)
Net income / (loss)	(7,829,595)	(7,362,825)
Earnings / (loss) per share - basic	(0.08)	(0.07)
Earnings / (loss) per share - diluted	$(0.06)	$(0.06)

Consolidated Balance Sheet

	As Previously
	Reported	Restated
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2006
Property and equipments, net	$13,673,067	$14,096,649
Intangible assets, net	1,501,483	1,569,238
Retained (deficit) earnings unrestricted	$7,437,663	$7,904,434

Consolidated Statement of Operations

	As Previously
	Reported	Restated
	Year Ended	Year Ended
	December 31,	December 31,
	2006	2006
Cost of goods sold	$(9,594,852)	$(9,103,515)
As included in General and administrative expenses
Depreciation expense	$(132,747)	$(132,747)
Amortization expense	(96,615)	(96,615)
Total operating expense	(3,333,377)	(3,333,377)
Operating income / (loss)	3,006,783	3,498,120
Income / (loss) before minority interest and income taxes	2,616,782	3,108,119
Net income / (loss)	2,318,758	2,785,529
Earnings / (loss) per share - basic	0.03	0.04
Earnings / (loss) per share - diluted	$0.03	$0.04

2.	Organization
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

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the years ended December 31, 2007 and 2006:

	December 31,		December 31,
	2007		2006
Revenue	$26,384,608	%	$15,935,012	%

Individual customer's revenue
Zhuhai Gongbei Pharmaceutical Co, Ltd.	5,034,917	10%	2,691,168	17%
Shenzhen Huihua Pharmaceutical Co. Ltd.	3,264,033	8%	2,126,246	13%
Shenyang Pharmaceutical Co. Ltd.	2,784,912	8%	2,054,462	13%
Jiangxi Huiren Pharmaceutical Co. Ltd.	2,360,264	7%	1,962,436	12%
Hubei Jiuzhoutong Pharmaceutical Co. Ltd	1,314,444	5%	128,869	1%
Zhongxin Pharmaceutical Co.,Ltd	1,263,442	5%	-	0%

Account receivable, gross	$10,909,921	%	$6,650,854	%

Individual customer's account receivable gross balance
Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,658,203	15%	2,691,168	40%
Hubei Hengzhou Health Products Ltd.	1,154,881	11%	-	0%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,111,545	10%	2,126,246	32%
Shenyang Pharmaceutical Co. Ltd.	903,202	8%	2,054,462	31%
Zhongxin Pharmaceutical Co.,Ltd	694,637	6%	-	0%
Jiangxi Huiren Pharmaceutical Co. Ltd.	486,843	4%	1,962,436	30%

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

4.	Basis of Preparation
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

8.	Property and Equipment (Restated)

The Group’s property and equipment at December 31, 2007 and December 31, 2006 were comprised as follows:

	December 31, 2006	Addition	Disposal	Foreign Currency Translation Difference	December 31, 2007
Buildings	$2,227,710	6,108,113	(19,835)	542,138	$8,858,126
Machinery and equipment	3,941,187	10,571,781	(302,952)	1,050,151	15,260,167
Office equipment	10,672	18,766	(491)	(185)	28,762
Motor Vehicles	32,971	182,597	-	(9,316)	206,252
Cost	6,212,540	16,881,257	(323,278)	1,582,788	24,353,307

Less: Accumulated Depreciation

Buildings	$(778,238)	(137,645)	5,098	(70,331)	$(981,116)
Machinery and equipment	(1,512,562)	(845,147)	106,028	(171,321)	(2,423,002)
Office equipment	(2,748)	(2,520)	61	926	(4,281)
Motor Vehicles	(7,129)	(37,291)	-	(2,027)	(46,447)
Accumulated Depreciation	(2,300,678)	(1,022,603)	111,187	(242,753)	(3,454,846)

Construction in progress	$10,184,787	(4,478,528)	-	518,316	$6,224,575

Total property and equipment, net	$14,096,649	11,380,126	(212,091)	1,858,351	$27,123,035

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

As mentioned in Note 11 and Note 28, Benda Ebei entered into a commercial bank note issuance agreement with Shanghai Pudong Development Bank on August 14, 2007 and this credit facility is guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei. As of December 31, 2007, the net book value of secured property and equipment was approximately Rmb 67.33 million (or $9.2 million).

The deprecation expense for the year ended December 31, 2007 was calculated as follows:

	Cost
	December 31,	December 31,		Salvage	Estimated	Depreciation	Deprecation
	2006	2007	Average	Value	Useful lives	Calculated	Reported	Difference
Building	$2,227,710	8,858,126	5,542,918	5%	25	210,625	137,645	72,980
Property and equipment	3,941,187	15,260,167	9,600,677	5%	12.5	729,650	845,147	(115,497)
Office equipment	10,672	28,762	19,717	5%	5	3,746	2,520	1,226
Motor vehicle	32,971	206,252	119,611	5%	5	22,726	37,291	(14,565)
Total	$6,212,540	24,353,307	15,282,924			966,747	1,022,603	(55,856)

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

The total depreciation expense was $1,022,603and $294,805 for the years ended December 31, 2007 and 2006, respectively, and is broken down as follows:

	December 31,	December 31,
	2007	2006
Cost of sales	$688,639	$162,058
Operating expenses	333,964	132,747
Balance at end of period	$1,022,603	$294,805

9.	Intangible Assets (Restated)

The Group’s intangible assets at December 31, 2007 and December 31, 2006 were comprised as follows:

	December 31, 2006	Addition	Foreign Currency Translation Difference	December 31, 2007
Land-use rights	$1,068,036	1,656,038	151,722	$2,875,796
Drugs permits and licenses	1,055,893	1,316,700	192,403	2,564,996
Technology formulas	679,700	474,012	66,452	1,220,164
Patent	-	1,619,180	66,739	1,685,919
Cost	2,803,630	5,065,930	477,316	8,346,875

Land-use rights	$(136,790)	(51,202)	(13,038)	$(201,030)
Drugs permits and licenses	(1,031,392)	(175,685)	(84,348)	(1,291,425)
Technology formulas	(66,210)	(80,757)	(7,896)	(154,863)
Patent	-	(197,092)	(7,955)	(205,047)
Accumulated amortization	(1,234,391)	(504,736)	(113,237)	(1,852,364)

Total intangible assets, net	$1,569,238	4,561,194	364,079	$6,494,510

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

The amortization expense for the year ended December 31, 2007 was calculated as follows:

	Cost
	December 31,	December 31,		Estimated	Amortization	Amortization
	2006	2007	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$1,068,036	2,875,796	1,971,916	40	49,298	51,202	(1,904)
Drugs permits and licenses	1,055,893	2,564,996	1,810,444	10	181,044	175,685	5,359
Technology formulas	679,700	1,220,164	949,932	10	94,993	80,757	14,236
Patent	-	1,685,919	1,685,919	6	210,740	197,092	13,648
Total	$2,803,629	8,346,875	6,418,211		536,075	504,736	31,339

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

The total depreciation expense was $1,022,603and $294,805 for the years ended December 31, 2007 and 2006, respectively, and is broken down as follows:

	December 31,	December 31,
	2007	2006
Cost of sales	$363,055	$90,620
Operating expenses	141,681	96,615
Balance at end of period	$504,736	$187,235

10.	Goodwill and Acquisition Cost Payable

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

18.	Related Party Transactions

Due from related parties at December 31, 2007 and 2006 were comprised as follows:

	December 31,	December 31,
	2007	2006
Yiqing, Wan
Due to Ever Leader Holdings Co. Ltd.	$646,429	$455,275
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	72,949	-
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	3,608	-
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,502,118	1,299,479
Due to Ever Leader Holdings Co. Ltd.	230,160	210,518
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	29,318	11,543
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	137,097	-
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	3,257	-
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,083	-
Total due from related parties	$2,630,019	$1,976,815

Due to related parties at December 31, 2007 and, 2006 were comprised as follows:

	December 31,	December 31,
	2007	2006
Hubei Benda Science and Technology Co. Ltd
Due fromHubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$49,056	$236,205
Due fromJiangliang Benda Pharamaceutical Co. Ltd.	1,872,374	1,833,358
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	6,846	-
Wei Xu
Due fromHubei Tongji Benda Ebei Phamacetucial Co. Ltd.	1,009,792	943,865
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	61,491	20,937
Yiqing, Wan
Due fromShenzhen SiBiono Gene Tech Co. Ltd.	137,687	-
Hui Xu
Due fromHubei Tongji Benda Ebei Phamacetucial Co. Ltd.	26,622.00	-
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	3,153.00	-
Hua Shen
Due fromShenzhen SiBiono Gene Tech Co. Ltd.	26,597.00	-
Total due to related parties
	$3,193,618	$3,034,365

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

(b)
As of December 31, 2006, 96,258,411 shares of common stock were issued and outstanding, par value $0.001 each; During the reporting period of the year 2007: (i) 2,189,560 common shares were issued to Super Pioneer, Yaojin Wang and Huimin Zhang (see Note 19); (ii) 849,007 common shares were issued to placement agent for being exercised their warrants (see Note 19); (iii) 166,898 shares were issued to PIPE investors for being late submission of 10K-SB (see Note 20); and (iv) 706,195 shares were issued to the various consultants who rendered services related to the reverse merger and were valued at the private placement offering price at $0.4622 per share on November 15, 2006. Thus, the share of common stock issued and outstanding was 100,170,071 as of December 31, 2007.

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

The company states the segment information according to the requirement stated in paragraph 37 of SFAS 131. The company produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

1.	Benda Ebei produces including branded and generic medicines;
2.	Jiangling Benda produces active pharmaceutical ingredients, APIs;
3.	Yidu Benda produces bulk chemicals;

4.	Beijing Shusai produces pharyngitis killer therapy; and
5.	SiBiono produces gene therapy medicines, Gendicine.

Since each subsidiary produces the corresponding products by using the same production facilities of each subsidiary, therefore according to the requirement stated in paragraph of SFAS 131, the Group reports the segment information according to the un-identical products that produced in each subsidiary.

Selected financial information for each of these segments for the years ended December 31, 2007 and 2006 were as follows:

Branded/generic medicine segment	December 31, 2007	December 31, 2006
Revenue from external customers	$19,353,654	$9,635,938
Cost of sales	(12,046,687)	(5,775,634)
Gross profit	7,306,967	3,860,304
Gross margin	38%	40%
Research and development	(2,963)	-
Selling expense	(715,588)	(359,504)
General and administrative expense	(628,426)	(524,762)
Segment contribution	$5,959,990	$2,976,038
Contribution margin	31%	31%

Total assets, segment	$32,817,426	$12,506,547

Active pharmaceutical ingredients segment	December 31, 2007	December 31, 2006
Revenue from external customers	$531,531	$15,564
Cost of sales	(528,473)	(15,703)
Gross profit	3,058	(139)
Gross margin	1%	-1%
Research and development	(359)	-
Selling expense	(505)	(10,356)
General and administrative expense	(224,754)	(159,484)
Segment contribution	$(222,560)	$(169,979)
Contribution margin	-42%	-1092%

Total assets, segment	$8,515,278	$4,079,747

Bulk chemicals segment	December 31, 2007	December 31, 2006
Revenue from external customers	$698,578	$6,237,621
Cost of sales	(425,529)	(3,309,654)
Gross profit	273,049	2,927,967
Gross margin	39%	47%
Research and development	-	(30,821)
Selling expense	(27,309)	(221,955)
General and administrative expense	(590,759)	(332,110)
Segment contribution	$(345,019)	$2,343,081
Contribution margin	-49%	38%

Total assets, segment	$7,425,241	$8,389,477

Pharynigitis killer therapy segment	December 31, 2007	December 31, 2006
Revenue from external customers	$43,890	$42,952
Other sales		2,937
Cost of sales	(2,341)	(2,524)
Gross profit	41,549	43,365
Gross margin	95%	101%
Research and development	-	-
Selling expense	(43,680)	(7,756)
General and administrative expense	(116,825)	(74,946)
Segment contribution	$(118,956)	$(39,337)
Contribution margin	-271%	-92%

Total assets, segment	$125,882	$130,171

Gendicine (Ad-p53) segment	December 31, 2007	December 31, 2006
Revenue from external customers	$5,756,955	$-
Cost of sales	(418,667)	-
Gross profit	5,338,288	-
Gross margin	93%	-
Research and development	(550,640)	-
Selling expense	(794,573)	-
General and administrative expense	(1,295,906)	-
Segment contribution	$2,697,169	$-
Contribution margin	47%	-

Total assets, segment	$13,673,580	$-

	TOTAL
	December 31, 2007	December 31, 2006
Total revenue from external customers	$26,384,608	$15,932,075
Other sales	-	2,937
Cost of sales	(13,421,697)	(9,103,515)
Gross profit	12,962,911	6,831,497
Gross margin	49%	43%
Research and development	(553,962)	(30,821)
Selling expense	(1,581,655)	(599,571)
General and administrative expense	(2,856,670)	(1,091,302)
Segment contribution	$7,970,624	$5,109,803
Contribution margin	30%	32%

Total assets, segment	$62,557,407	$25,105,941

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	December 31, 2007	December 31, 2006
Total segment contribution	$7,970,624	$5,109,803
Unallocated amounts:
Government subsidies	2,276,574	-
Loss on disposal of assets	(30,027)	(249,381)
Other corporate expense	(14,378,619)	(1,752,303)

Total income / (loss) before minority interest and income taxes	$(4,161,448)	$3,108,119

The other corporate expenses for the year ended December 31, 2007 and 2006 composed of the following events:

	2007	2006
Consulting and professional fees (Note 19)	$8,353,615	$326,403
Penalty to investor	1,022,275	-
Wages and salaries	347,949	37,500
Audit and accounting	334,106	509,839
Amortization of debt issue cost	201,255	-
Consulting fee	157,619	191,248
Investor relation, transfer agent and filing fees	109,540	-
Director renumeration	94,247	-
Brokerage fees	50,161	-
Travel and transportation	51,071	-
Office expense	53,594	-
Foreign exchange	(7,914)	108,811
Interest expense	3,090,952	(5,490)
Miscellaneous	520,149	583,992
Total	$14,378,619	$1,752,303

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Total assets, segment	$62,557,407	$25,105,941
Total assets of corporate:
Cash and cash equivalent	80,291	914,261
Bank indebtedness	874,490	-
Prepaid expesnes and deposit	851	-
Refundable purchase price paid	1,200,000	5,367,801
Due from related parties	876,589	665,824
Debit issue costs:
placement agent commission	327,945	-

Total assets	$65,917,572	$32,053,827

The following table shows how the minority interest for year ended December 31, 2007 and 2006 was derived:

	Year Ended December 31, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment profit	$5,959,990	(222,560)	(345,019)	(118,956)	2,697,169	$7,970,624
Loss on disposal of assets	-	(24,852)	(5,175)	-	-	(30,027)
Interest income/ (expenses)	(88,077)	2,547	(23,748)	(23)	(189,423)	(298,724)
Other income / (expenses)	(18,449)	(12,273)	3,555	(1,251)	(5,127)	(33,545)
Prior year adjustment	-	-	-	-	89,509	89,509
Government subsidies	-	-	-	-	2,276,574	2,276,574
Income taxes	(965,183)	-	-	-	-	(965,183)
Income before minority interest	$4,888,281	(257,138)	(370,387)	(120,230)	4,868,702	$9,009,228

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$244,414	(25,071)	(36,113)	(34,566)	2,087,529	$2,236,194

	Year Ended December 31, 2006
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment profit	$2,976,038	(169,979)	2,343,081	(39,337)	-	$5,109,803
Loss on disposal of assets	-	(249,381)	-	-	-	(249,381)
Interest income/ (expenses)	(87,706)	(78)	(26,527)	10	-	(114,301)
Other income / (expenses)	(3,671)	369	1,695	793	-	(814)
Prior year adjustment	-	-	-	-	-	-
Government subsidies	-	-	-	-	-	-
Income taxes	-	-	-	-	-	-
Income before minority interest	$2,884,661	(419,069)	2,318,249	(38,534)	-	$4,745,307

MI percentage	5.00%	9.75%	9.75%	28.75%
MI interest	$144,233	(40,859)	226,029	(11,079)	-	$322,590

Further, set forth below is a breakdown of the various product segments:

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Generic	Haemostatic
Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus
Yidu Benda	L-methionine	Bulk chemical Nutrition	An essential amino acid for humans
Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture
Yidu Benda	1,2,3,5-Tetraacetyl-β-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

28.	Subsequent Events

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

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

		Countries	Application	Publication	Approved Patent	Name of Patent	Name of	Patent
Item	Patent name	/ Date	Number (1)	Number (2)	Number (3)	Inventor (6)	Applicant (6)	Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	1998/12/14	1999/9/15	2002/7/3
2	A recombinant constructed by a virus vector and a
	human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2002/5/8	2003/3/12	2004/11/24

	B	PCT (4)	65	WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/3/8	2004/9/16	N/A
3	Recombinant gene medicine of adenovirus vector and
	and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2003/5/10	2004/2/4	2007/7/25

	B	PCT (4)	58	WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/2	N/A
4	The application of recombinant adenoviral p53
	as cancer vaccine (tentative title)
	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2005/1/26	2005/10/12	2007/8/29

	B	PCT (4)	11	WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2005/1/26	2006/8/3	N/A

	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	2005/3/7	2005/12/22	N/A
5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2003/6/13	2004/7/21	N/A

	B	PCT (4)	57	WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/23	N/A
6	The complex of polypeptide liposome and human VGEF
	gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	2002/7/4	2003/1/8	N/A

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

ITEM 8A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO could not conclude that as of December 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to Benda Pharmaceutical, Inc required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our CEO and CAO were unable to affirmatively conclude that our disclosure controls and procedures were effective as of December 31, 2007, as the Negative Goodwill that was recorded at the time of the Benda Ebei acquisition in November 2005 was not properly recorded and resulted in the overstatement of depreciation expense, our CEO and CA concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to depreciation calculations, required to be disclosed in our Exchange Act Filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Our CEO and CAO and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

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

Although our CEO and CAO are aware of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and sought to evaluate our internal controls as of December 31, 2007, they were unable to affirmatively conclude that our internal control over financial reporting was effective as of that date, although they did not identify any specific material weaknesses or significant deficiencies at the time. As a result of the overstatement in depreciation expense for all periods since November 2005 our CEO and CAO concluded that there was a further need to evaluate our internal control over financial reporting, especially in relation to Depreciation Calculations. Since the error was discovered, our CEO and CAO and other members of the management team have been working to carefully evaluate, and where deemed necessary improve, our internal control over financial reporting.

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

Name	Age	Position	Date of Appointment
Yiqing Wan	46	Chief Executive Officer and Chairman	November 10, 2006
Wei Xu	45	Vice President of Operations	November 15, 2006
Jun Tang	42	Director	April 25, 2008
Hui Long	47	Vice President of Technology	November 15, 2006
Jingbo Wu	46	Vice President	November 15, 2006
Dr. Q.Y. Ma	51	Chairman of Compensation Committee and Director	March 20, 2007
Eric Yu	40	Chief Financial Officer and Director	February 9, 2007

Business Experience Descriptions:

Mr. Yiqing Wan, Chairman, and Chief Executive Officer

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

Jun Tang, Director

Jun Tang is now serving as president and Chief Executive Officer in Xin Hua Du Industrial Group Co., a group company incorporated in the PRC covering retail, real estate, mining, high-tech and tourism industries with a subsidiary already listed both in Hong Kong Stock Exchange and in PRC A-shares market and a subsidiary to be listed in PRC A-shares market in the year of 2008.

Prior to joining Xin Hua Du Industrial Group Co. this April of 2008, Mr. Tang served as the president and director of Shanda Interactive Entrainment Limited, a company listed in NASDAQ, and now remain as a member of Shanda's board of directors and serve as an advisor to the CEO of Shanda.

Prior to joining Shanda in 2004, Mr. Tang served as the president of Microsoft China Co., Ltd. from March 2002 to January 2004 and the general manager of Microsoft Asia product support and service and Microsoft Global Technical Engineering Center from January 1998 to March 2002. He received the Microsoft Chairman Bill Gates Award in 1998 and the Microsoft Top Honor Award in 2002 from Microsoft Corporation, and remains the honorary president of Microsoft China Co. Ltd. Prior to joining Microsoft, Dr. Tang founded Intertex Company, a software and entertainment company, in Los Angeles, California in 1993.

Mr. Tang received his doctorate degree, master’s degree and bachelor’s degree in the U.S., Japan and China, respectively. Mr. Tang was honoured as PRC Top 10 Economic Person, PRC Top 10 IT Person, PRC Top 10 Valuable CEO etc.

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

(4)
John Micek was a member of our Board of Directors. He is the beneficial owner of 216,348 shares of common stock held in the name of Silicon Prairie Partners LLC, of which he is the Managing Member; 54,087 shares of common stock held in the name of Mr. Micek’s son Jordan Micek; 54,087 shares of common stock held in the name of Mr. Micek’s son Peter Micek; and 54,087 shares of common stock held in the name of Mr. Micek’s daughter Gabriel Micek. He is also the beneficial owner of warrants to purchase 216,348 shares of common stock held in the name of Silicon Prairie Partners LLC, of which he is the Managing Member; 54,087 shares of common stock held in the name of Mr. Micek’s son Jordan Micek; 54,087 shares of common stock held in the name of Mr. Micek’s son Peter Micek; and 54,087 shares of common stock held in the name of Mr. Micek’s daughter Gabriel Micek.

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

2.3	Voting Agreement by and among the Ever Leader Shareholders and KI Equity, dated November 15, 2006 (4)

2.4	Escrow Agreement by and among Applied Spectrum, Ever Leader, Keating Securities, LLC and Steele Street State Bank, the escrow agent, dated November 15, 2006 (4)

2.5	Make Good Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

2.6	Make Good Escrow Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

3.1	Certificate of Incorporation of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

3.2	Bylaws of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

4.1	Lock-Up Agreement amongst Applied Spectrum, Keating Securities, LLC, Yiqing Wan, Wei Xu and Moveup Investments Limited (4)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (3)

10.1	Placement Agent Agreement dated October 17, 2006 between Applied Spectrum and Keating Securities, LLC (4)

10.2	Securities Purchase Agreement by and among Applied Spectrum, Ever Leader and the Investor listed on the attached Schedule of Buyers (4)

10.3	Registration Rights Agreement (4)

10.4	Form of Common Stock Purchase Warrant (4)

10.5	Form of Placement Agent Stock Purchase Warrant (4)

10.6	Employment Agreement with Yiqing Wan (4)

10.7	Employment Agreement with Wei Xu (4)

10.8	Employment Agreement with Hui Long (4)

10.9	Employment Agreement with Daping Gu (4)

10.10	Employment Agreement with Ruilu Song (4)

10.11	Employment Agreement with Jingbo Wu (4)

10.12	Form Investment Agreement between the Company and Buyers (5)

10.13	Equity Transfer Agreement with Shenzhen Yuanzheng Investment Development Co., Ltd (5)

10.14	Financial Consultancy Agreement (5)

10.15	Equity Transfer Agreement with Shenzhen Yuanxing Gene City Development Co., Ltd. (5)

10.16	Modification and Amendment Agreement dated April 5, 2007 (5)

10.17	Technical Consultancy Agreement with Huimin Zhang (6)

10.18	Equity Transfer Agreement with Huimin Zhang (6)

10.19	Technical Consultancy Agreement with Yaojin Wang (6)

10.20	Equity Transfer Agreement with Yaojin Wang (6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB/A.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB/A.

32.1
Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB/A.

32.2
Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-KSB/A.

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

BENDA PHARMACEUTICAL, INC.

Date: June 26, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
Chief Executive Officer and President, and Director

Date: June 26, 2008	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer Principal Accounting Officer Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on June 24, 2008.

Name	Title	Date

/s/ Yiqing Wan Yiqing Wan	Chief Executive Officer and President / Director	June 26, 2008

/s/ Jun Tang Jun Tang	Director	June 26, 2008

/s/ Dr. Q.Y. Ma Dr. Q.Y. Ma	Director	June 26, 2008

/s/ Eric Yu Eric Yu	Chief Financial Officer, Principal Accounting Officer, and Director	June 26, 2008