Form 10-Q/A
period 2008-03-31
Benda Pharmaceutical, Inc.
filed 2008-06-26
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BENDA PHARMACEUTICAL, INC.
(Exact name of registrant as specified in Charter

Delaware	000-16397	41-2185030
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Sunny New World Tower, 25th Floor
No. 231 Xinhua Road
Wuhan, Hubei Province, PRC
 (Address of Principal Executive Offices)

+86 (27) 5953-8563
 (Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes x  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o     Accelerated Filer o     Non-Accelerated Filer o     Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes o  No ox

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2008: 100,803,509 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

March 31, 2008

Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGE	F3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).

PAGES	F4 - F31	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	March 31 2008 Restated	December 31 2007 Restated
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,401,178	$1,266,240
Trade receivables, net (Note 5)	11,215,913	10,472,233
Other receivables (Note 5)	716,743	453,595
Refundable purchase price paid (Note 6)	-	1,200,000
Inventories (Note 7)	2,712,963	1,952,348
Prepaid expenses and deposits (Note 5)	1,176,692	933,299
Total current assets	17,223,489	16,277,715
Due from related parties (Note 18)	2,785,347	2,630,019
Property and equipments, net (Note 8)	28,297,036	27,123,035
Intangible assets, net (Note 9)	6,616,622	6,494,510
Goodwill (Note 10)	7,704,058	7,395,752
Restricted cash (Note 11)	5,454,150	3,957,624
Refundable purchase price paid (Note 6)	1,200,000
Other assets (Note 12)	1,782,297	1,710,972
Debt issue costs (Note 24)	262,066	327,945
Total Assets	$71,325,065	$65,917,572

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,160,976	$874,490
Bank loans payable (current portion) (Note 13)	2,934,657	2,867,004
Long term debt payable (current portion) (Note 14)	1,732,498	1,787,239
Accounts payable and accrued liabilities (Note 15)	5,519,316	4,665,984
Commercial notes payable (Note 11)	8,187,194	5,118,758
Taxes payable	797,940	1,279,385
Acquisition price payable (Note 10)	1,388,825	1,333,246
Wages payable	848,922	664,785
Total current liabilities	22,570,328	18,590,891
Long term debt payable (long term portion) (Note 14)	442,718	425,001
Long-term convertible promissory notes (Note 24)	3,816,197	2,875,075
Due to related parties (Long-term) (Note 18)	3,284,540	3,193,618
Total liabilities	30,113,783	25,084,585

Minority interest	5,752,933	5,502,755

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Shareholders ' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 100,803,509 shares issued and outstanding as of 3/31/2008; 100,170,071 shares issued and outstanding as of 12/31/2007 (Note 25)	100,803	100,170
Additional paid in capital (Note 25)	21,853,508	21,547,929
Retained earnings (unrestricted)	(1,936,960)	100,452
Statutory surplus reserve fund (Note 17)	2,310,681	2,310,681
Accumulative other comprehensive income	5,250,091	3,390,774
Shares issuable for acquisition and services	503,860	503,860
Total Shareholders ' Equity	28,081,983	27,953,866
Total Liabilities & Shareholders ' Equity	$71,325,065	$65,917,572

The accompanying notes are an integral part of these consolidated financial statements.

F1

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31
	2008 Restated (Unaudited)	2007 Restated (Unaudited)
Revenue	$5,947,370	$3,029,035
Cost of goods sold	(3,817,246)	(1,847,212)
Gross profit	2,130,124	1,181,823

Selling expenses	(436,371)	(88,183)

General and administrative expenses
Amortization of intangible assets	(51,575)	(26,284)
Amortization of debt issue costs (Note 24)	(65,879)	(8,743)
Depreciation	(123,220)	(76,576)
Bad debts	(471,297)	70,986
Director remuneration	(110,873)	-
Penalty to investors (Note 20)	(722,205)	(120,000)
Other general and administrative expenses (Note 21)	(1,097,869)	(324,713)
Total general and administrative expenses	(2,642,918)	(485,330)
Gains / (losses) on disposals of fixed assets	-	(12,025)
Research and development expenses	(22,064)	-
Total operating expenses	(3,101,353)	(585,538)
Operating income / (loss)	(971,229)	596,285

Interest income / (expenses) (Note 24)	(1,212,282)	(17,585)
Other income (expenses)	301,693	937
Government subsidies / grants (Note 22)	-	-

Income / (loss) before minority interest and income taxes	(1,881,818)	579,637
Income taxes (Note 23)	(133,197)	-
Minority interest (Note 28)	(22,398)	(46,906)

Net income / (loss)	$(2,037,413)	$532,731

Earnings / (loss) per share - basic	$(0.02)	$0.01

Weighted average shares outstanding - basic	100,312,873	96,281,951

Earnings / (loss) per share - diluted	$(0.02)	$0.00

Weighted average shares outstanding - diluted (Note 26)	100,312,873	124,099,914

The accompanying notes are an integral part of these consolidated financial statements.

F2

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31
	2008 Restated (Unaudited)	2007 Restated (Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(2,037,413)	$532,731
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Bad Debt provision	471,297	(70,986)
Minority interest	22,398	46,906
Loss on disposals of fixed assets	-	12,025
Depreciation	453,235	99,861
Amortization of intangible assets	184,115	50,467
Amortization of debt issue costs (Note 24)	65,879	8,743
Interest expense (amortization of debt discount) (Note 24)	941,122	15,497
Penalty to investors settled by issuance of common stock	230,312	-
Directors remuneration settled by issuance of common stock	75,900	-
Changes in operating assets and liabilities:
Trade receivables	(1,327,952)	(920,421)
Other receivables	(138,461)	35
Prepaid expenses and deposits	(304,699)	(4,686)
Inventories	(760,615)	165,295
Accounts payable and accrued liabilities	966,144	(204,275)
Others payable	-	84,693
Taxes payable	(481,445)	(31,208)
Net cash provided by operating activities	(1,640,183)	(215,323)

Cash Flows From Investing Activities
Purchases of property and equipment and construction-in-progress	(214,454)	(100,973)
Loans to related parties, net	-	(166,612)
Net cash used in investing activities	(214,454)	(267,585)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 24)	-	5,520,000
Proceeds and repayments of borrowings under related parties, net	(64,406)	77,442
Proceeds and repayments of borrowings under government debts payable, net	230,527	-
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	1,498,624	-
Proceeds and repayments of borrowings under bank loans, net	(51,863)	(256,492)
Net cash provided by (used in) financing activities	1,612,882	5,340,950
Effect of exchange rate changes on cash	376,693	98,441
Net increase in cash and cash equivalents	134,938	4,956,483

Cash and cash equivalents, beginning of period	1,266,240	1,676,119

Cash and cash equivalents, end of period	$1,401,178	$6,632,601

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$211,407	$2,565
Cash paid for income taxes	$487,318	$-

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

Statements of Operations for the three months ended March 31, 2008 and 2007

The Company restated its previously recognized Depreciation expense by ($559,131) and ($205,757) for the three months ended March 31, 2008 and 2007 due to incorrect calculation of depreciation expense previously reported.

The Company restated its previously recognized Amortization expense by ($201,054) and ($67,406) for the three months ended March 31, 2008 and 2007 due to incorrect calculation of amortization expense previously reported.

Balance Sheets March 31, 2008 and 2007

Adjustments were made to Property and Equipment, net and Intangible assets, net and Retained (deficit) earnings unrestricted to reflect the restatement of the statements of operations.

The consolidated financial statements as of March 31, 2008 and 2007 and for the ended March 31, 2008 and 2007, and the notes thereto, have been restated to include the items identified above. The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously Reported Three Month Ended March 31, 2008	Restated Three Month Ended March 31, 2008
Property and equipments, net	$27,343,976	$28,297,036
Intangible assets, net	6,464,173	6,616,622
Retained (deficit) earnings unrestricted	$(2,987,195)	$(1,936,960)

F4

Consolidated Statement of Operations

	As Previously Reported Three Month Ended March 31, 2008	Restated Three Month Ended March 31, 2008
Cost of goods sold	$(3,940,080)	$(3,817,246)
As included in General and administrative expenses
Depreciation expense	$(123,220)	$(123,220)
Amortization expense	(51,575)	(51,575)
Total operating expense	(3,101,353)	(3,101,353)
Operating income / (loss)	(1,094,063)	(971,229)
Income / (loss) before minority interest and income taxes	(2,004,652)	(1,881,818)
Net income / (loss)	(2,154,106)	(2,037,413)
Earnings / (loss) per share - basic	(0.02)	(0.02)
Earnings / (loss) per share - diluted	$(0.02)	$(0.02)

Consolidated Balance Sheet

	As Previously Reported Three Month Ended March 31, 2007	Restated Three Month Ended March 31, 2007
Property and equipments, net	$13,766,129	$14,295,607
Intangible assets, net	1,459,487	1,544,181
Retained (deficit) earnings unrestricted	$7,853,700	$8,437,165

Consolidated Statement of Operations

	As Previously Reported Three Month Ended March 31, 2007	Restated Three Month Ended March 31, 2007
Cost of goods sold	$(1,970,047)	$(1,847,212)
As included in General and administrative expenses
Depreciation expense	$(76,576)	$(76,576)
Amortization expense	(26,284)	(26,284)
Total operating expense	(585,538)	(585,538)
Operating income / (loss)	473,450	596,285
Income / (loss) before minority interest and income taxes	456,802	579,637
Net income / (loss)	416,037	532,731
Earnings / (loss) per share - basic	0.00	0.01
Earnings / (loss) per share - diluted	$0.00	$0.00

2.	Organization
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

F5

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

F6

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

As of March 31, 2008 and 2007, the Company provided a $1,464,538 and $400,380 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

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

F7

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

F8

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

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the three month ended March 31, 2008 and 2007:

	THREE MONTH ENDED MARCH 31,
	2008		2007
	(Unaudited)		(Unaudited)
Revenue	$5,947,370%		$3,029,035%
Individual customer's revenue
1 Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,527,292	26%	684,290	23%
2 Hubei Hengchuan Health Products Co., Ltd.	970,148	16%	-	0%
3 Shenzhen Huihua Pharmaceutical Co. Ltd.	875,175	15%	535,528	18%
4 Shenyang Pharmaceutical Co. Ltd.	712,182	12%	444,736	15%
5 Jiangxi Huiren Pharmaceutical Co. Ltd.	352,842	6%	252,573	8%

Trade receivables, gross	$12,237,873%		$7,555,831%
Individual customer's account receivable gross balance
1 Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,196,438	18%	1,130,530	15%
2 Hubei Hengchuan Health Products Co., Ltd.	1,577,335	13%	-	0%
3 Shenzhen Huihua Pharmaceutical Co. Ltd.	1,347,251	11%	1,444,580	19%
4 Shenyang Pharmaceutical Co. Ltd.	1,078,182	9%	910,440	12%
5 Jiangxi Huiren Pharmaceutical Co. Ltd.	571,918	5%	838,128	11%

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

F9

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

F10

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
The unaudited consolidated financial statements of Benda and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report. Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholder’s equity as previously reported.

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

5.	Trade Receivables, Other Receivables and Prepaid and Deposits - Allowance for Doubtful Debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid and deposit as of March 31, 2008 and December 31, 2007:

F11

	March 31,	December 31,
	2008	2007
	(Unaudited)
Trade receivables, gross	$12,237,873	$10,909,921
Allowance for doubtful debts	(1,021,960)	(437,688)
Trade receivables, net	$11,215,913	$10,472,233

	March 31,	December 31,
	2008	2007
	(Unaudited)
Other receivables, gross	$753,432	$614,971
Allowance for doubtful debts	(36,689)	(161,376)
Other receivables, net	$716,743	$453,595

	March 31,	December 31,
	2008	2007
	(Unaudited)
Prepaid and deposits, gross	$1,582,581	$1,277,882
Allowance for doubtful debts	(405,889)	(344,583)
Prepaid and deposits, net	$1,176,692	$933,299

The change of the allowance for doubtful debts between the reporting periods, as of March 31, 2008 and 2007, is displayed as follows:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(943,647)	$(467,015)
Provision/Reversal during the period	(471,297)	70,986
Foreign exchange difference	(49,594)	(4,351)
Balance at end of period	$(1,464,538)	$(400,380)

6.	Refundable Purchase Price Paid

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As at March 31, 2008, the deal has not been closed as the product certificate still not received from FDA of the United States of America and the amount paid is refundable per agreement if such approval is not obtained. As the date when the certificate can be received from FDA of the United States of America cannot be determined, the amount paid is reclassified as non-current assets as of March 31, 2008.

F12

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

F13

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

8.	Property and Equipment (Restated)

The Group’s property and equipment as of March 31, 2008 and December 31, 2007 were comprised as follows:

	December 31, 2007	Addition	Foreign Currency Translation Difference	March 31, 2008
				(Unaudited)
Buildings	$8,858,126	2,691	469,315	$9,330,132
Machinery and equipment	15,260,167	33,983	815,481	16,109,631
Office equipment	28,762	5,605	5,336	39,703
Motor Vehicles	206,252	9,924	11,226	227,402
Cost	24,353,307	52,203	1,301,358	25,706,868

Less: Accumulated Depreciation

Buildings	$(981,116)	(106,983)	(51,854)	$(1,139,953)
Machinery and equipment	(2,423,002)	(337,115)	(98,985)	(2,859,102)
Office equipment	(4,281)	(474)	1,992	(2,763)
Motor Vehicles	(46,447)	(8,663)	(2,744)	(57,854)
Accumulated Depreciation	(3,454,846)	(453,235)	(151,591)	(4,059,672)

Construction in progress	$6,224,573	162,252	263,015	$6,649,840

Total property and equipment, net	$27,123,035	(238,780)	1,412,782	$28,297,036

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

The depreciation expense for the three months ended March 31, 2008 was calculated as follows:

F14

	Original Cost
	December 31, 2007	March 31, 2008	Average	Salvage Value	Estimate Useful Lives	Depreciation Calculated	Deprecation Reported	Difference
Building	$8,858,126	9,330,132	9,094,129	5%	25	86,394	106,983	(20,589)
Property and equipment	15,260,167	16,109,631	15,684,899	5%	13	298,013	337,115	(39,102)
Office equipment	28,762	39,703	34,233	5%	5	1,626	474	1,152
Motor vehicle	206,252	227,402	216,827	5%	5	10,299	8,663	1,636
Total property and equipments	$24,353,307	25,706,868	25,030,088			396,332	453,235	(56,903)

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

The total depreciation expense was $453,235 and $99,861 for the three months ended March 31, 2008 and 2007, respectively, and is broken down as follows:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Cost of sales	$330,015	$23,285
Operating expenses	123,220	76,576
Balance at end of period	$453,235	$99,861

9.	Intangible Assets (Restated)

The Group’s intangible assets as of March 31, 2008 and December 31, 2007 were comprised as follows:

	December 31, 2007	Addition	Foreign Currency Translation Difference	March 31, 2008
				(Unaudited)
Land-use rights	$2,875,796	-	143,851	$3,019,647
Drugs permits and licenses	2,564,996	-	128,305	2,693,301
Technology formulas	1,220,164	-	50,865	1,271,029
Patent	1,685,919	-	70,280	1,756,199
Cost	8,346,875	-	393,301	8,740,176

Land-use rights	$(201,030)	(18,247)	(9,993)	$(229,270)
Drugs permits and licenses	(1,291,425)	(64,927)	(60,050)	(1,416,402)
Technology formulas	(154,863)	(31,098)	(7,133)	(193,094)
Patent	(205,047)	(69,843)	(9,899)	(284,789)
Accumulated amortization	(1,852,364)	(184,115)	(87,075)	(2,123,554)

Total intangible assets, net	$6,494,510	(184,115)	306,226	$6,616,622

F15

The amortization expense for the three months ended March 31, 2008 was calculated as follows:

	Original Cost
	December 31,	March 31,		Estimated	Amortization	Amortization
	2007	2008	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$2,875,796	3,019,647	2,947,722	40	$18,423	18,247	176
Drugs permits and licenses	2,564,996	2,693,301	2,629,149	10	65,729	64,927	802
Technology formulas	1,220,164	1,271,029	1,245,597	10	31,140	31,098	42
Patent	1,685,919	1,756,199	1,756,199	6	73,175	69,843	3,332
Total Intangible assets	$8,346,875	8,740,176	8,578,666		$188,467	184,115	4,352

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

The total amortization expense was $184,115 and $50,467 for the three months ended March 31, 2008, and 2007, respectively, and is broken down as follows:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Cost of sales	$132,540	$24,183
Operating expenses	51,575	26,284
Balance at end of period	$184,115	$50,467

10.	Goodwill and Acquisition Cost Payable

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

F16

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

F17

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

F18

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

F19

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

18.	Related Party Transactions

Due from related parties as of March 31, 2008 and December 31, 2007 were comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Yiqing Wan
Due to Ever Leader Holdings Co. Ltd.	$648,278	$646,429
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	155,613	72,949
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	-	3,608
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,564,737	1,502,118
Due to Ever Leader Holdings Co. Ltd.	230,818	230,160
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	30,541	29,318
Qin Yu
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,427	-
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	142,797	137,097
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	1,273	3,257
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,295	5,083
Xiaojing Wang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	282	-
Rong He
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	286	-
Total due from related parties	$2,785,347	$2,630,019

F20

Due to related parties as of March 31, 2008 and December 31, 2007 were comprised as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due fromHubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$27,848	$49,056
Due fromJiangliang Benda Pharamaceutical Co. Ltd.	1,932,149	1,872,374
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	13,879	6,846
Wei Xu
Due fromShenzhen SiBiono Gene Tech Co. Ltd.	1,574	-
Hua Xu
Due fromShenzhen SiBiono Gene Tech Co. Ltd.	24,849	-
Due fromHubei Tongji Benda Ebei Phamacetucial Co. Ltd.	1,051,887	1,009,792
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	64,054	61,491
Yiqing, Wan
Due from Yidu Benda Chemicals Co. Ltd.	545	-
Due fromShenzhen SiBiono Gene Tech Co. Ltd.	139,668	137,687
Hui Xu
Due fromHubei Tongji Benda Ebei Phamacetucial Co. Ltd.	27,732	26,622
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	-	3,153
Hua Shen
Due fromShenzhen SiBiono Gene Tech Co. Ltd.	355	26,597
Total due to related parties	$3,284,540	$3,193,618

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

F21

20.	Penalty to investors

In accordance with FASB staff position No. EITF00-19-2 the Group recorded $722,205 in Registration Delay Expense, for the three month ended March 31, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock.

21.	Other general and administrative expenses

For the three months ended March 31, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following events:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Audit and accounting	$129,334	$3,500
Legal fees	8,053	62,316
Office expenses	138,971	67,199
Salaries and wages	349,270	131,362
Consultancy and professional fees	232,914	-
Rent & Utilities	35,540	4,490
Investor relation, Transfer agent and filing fees	18,846	35,930
Travel and transportation	70,563	12,045
Repair and maintanence	76,654	3,472
Miscellaneous	37,724	4,399
Total other general & administrative expenses	$1,097,869	$324,713

22.	Government Subsidies / Grants

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the three months ended March 31, 2008, there were no government subsidies / grants recognized as revenue.

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the three months ended March 31, 2008 and 2007 as Benda did not have reportable taxable income for the period.

F22

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

F23

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

(e)	None options issued and outstanding.

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

F26

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(2,037,412)	$532,731

Denominator:
Basic weighted-average shares outstanding	100,312,873	96,281,951
Effect of dilutive stock options & warrants	-	27,817,963
Diluted weighted-average shares outstanding	100,312,873	124,099,914

Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.00

27.	Commitments and Contingencies

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

The company states the segment information according to the requirement stated in paragraph 37 of SFAS 131. The company produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

1.	Benda Ebei produces branded and generic medicines;
2.	Jiangling Benda produces active pharmaceutical ingredients, APIs;
3.	Yidu Benda produces bulk chemicals;
4.	Beijing Shusai produces pharyngitis killer therapy; and
5.	SiBiono produces gene therapy medicines, Gendicine.

Since each subsidiary produces the corresponding products by using the same production facilities of each subsidiary, therefore according to the requirement stated in paragraph of SFAS 131, the Group reports the segment information according to the un-identical products that produced in each subsidiary.

Selected financial information for each of these segments for the three months ended March 31, 2008 and 2007 were as follows:

F27

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)

Branded/Generic medicine segment	2008	2007
Revenue from external customers	$5,521,109	$2,339,463
Cost of sales	(3,781,154)	(1,456,232)
Gross profit	1,739,955	883,231
Gross margin	32%	38%
Research and development	-	-
Selling expense	(214,651)	(55,803)
General and administrative expense	(441,833)	(134,147)
Segment contribution	$1,083,471	$693,281
Contribution margin	20%	30%

Total assets, segment	$37,198,711	$15,565,853

Active pharmaceutical ingredients segment	2008	2007
Revenue from external customers	$348	$-
Cost of sales	-	(5,805)
Gross profit	348	(5,805)
Gross margin	100%	-
Research and development	-	-
Selling expense	-	(3,011)
General and administrative expense	(243,569)	28,767
Segment contribution	$(243,221)	$19,951
Contribution margin	-69891%	-

Total assets, segment	$8,909,348	$4,004,119

Bulk chemicals segment	2008	2007
Revenue from external customers	$-	$684,465
Cost of sales	-	(384,868)
Gross profit	-	299,597
Gross margin	-	44%
Research and development	-	-
Selling expense	-	(26,409)
General and administrative expense	(297,977)	(90,564)
Segment contribution	$(297,977)	$182,624
Contribution margin	-	27%

Total assets, segment	$7,536,881	$8,692,511

Pharynigitis killer therapy segment	2008	2007
Revenue from external customers	$2,097	$5,107
Cost of sales	(115)	(307)
Gross profit	1,982	4,800
Gross margin	95%	94%
Research and development	-	-
Selling expense	(699)	(2,960)
General and administrative expense	(12,317)	(24,081)
Segment contribution	$(11,034)	$(22,241)
Contribution margin	-526%	-436%

Total assets, segment	$101,173	$97,785

Gendicine (Ad-p53) segment	2008	2007
Revenue from external customers	$423,816	$-
Cost of sales	(35,977)	-
Gross profit	387,839	-
Gross margin	92%	-
Research and development	(22,064)	-
Selling expense	(221,021)	-
General and administrative expense	(310,157)	-
Segment contribution	$-165,403	$-
Contribution margin	-39%	-

Total assets, segment	$14,031,627	$-

F28

	TOTAL
	2008	2007
Total revenue from external customers	$5,947,370	$3,029,035
Cost of sales	(3,817,246)	(1,847,212)
Gross profit	2,130,124	1,181,823
Gross margin	36%	39%
Research and development	(22,064)	0
Selling expense	(436,371)	(88,183)
General and administrative expense	(1,305,853)	(220,025)
Segment contribution	$365,836	$873,615
Contribution margin	6%	29%

Total assets, segment	$67,777,739	$28,360,268

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Total segment contribution	$365,836	$873,615
Unallocated amounts:
Other income	301,693	937
Other corporate expenses	(2,549,347)	(294,915)

Total income / (loss) before minority interest and income taxes	$(1,881,818)	$579,637

The other corporate expenses for the three months ended March 31, 2008 and 2007 composed of the following events:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Consulting and professional fees (Note 19)	$	$
Penalty to investor	722,205	120,000
Wages and salaries	151,765	60,000
Audit and accounting	45,306	3,500
Amortization of debt issue cost	65,879	8,743
Consulting fee	180,500	-
Investor relation, transfer agent and filing fees	18,846	35,930
Director renumeration	110,873	-
Legal fee	31,624	35,095
Travel and transportation	4,842	-
Office expense	1,120	2,297
Interest expense	1,212,282	17,585
Miscellaneous	4,105	11,765

	$2,549,347	$294,915

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of March 31, 2008 and December 31, 2007:

F29

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Total assets, segment	$67,777,739	$28,360,268
Total assets of corporate:
Cash and cash equivalent	44,958	5,845,699
Bank indebtedness	1,160,976	-
Prepaid expesnes and deposit	230	2,288
Refundable purchase price paid	1,200,000	3,680,492
Due from related parties	879,096	263,296
Debit issue costs:
placement agent commission	262,066	377,657
Total assets	$71,325,065	$38,529,700

The following table shows how the minority interest for the three months ended March 31, 2008 and 2007 was derived:

	Three Months Ended March 31, 2008
	Benda Ebei	Jiangling Benda	Yidu Benda	Beijing Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,083,472	(243,221)	(297,977)	(11,034)	(165,403)	$365,837
Interest income/ (expenses)	(147,734)	1,065	(18)	(2)	(48,853)	(195,542)
Other income / (expenses)	(5,647)	493	992	7,278	298,577	301,693
Income taxes	(133,197)	-	-	-	-	(133,197)
Income / (loss) before minority interest	$796,894	(241,663)	(297,003)	(3,758)	84,321	$338,791

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$39,845	(23,562)	(28,958)	(1,080)	36,154	$22,398

	Three Months Ended March 31, 2007
	Benda Ebei	Jiangling Benda	Yidu Benda	Beijing Shusai	SiBiono	Total
Segment operating profit / (loss)	$693,280	19,951	182,624	(22,241)	-	$873,614
Loss on disposal of assets	-	(6,955)	(5,070)	-	-	(12,025)
Interest income/ (expenses)	636	(3)	(2,597)	(19)	-	(1,983)
Other income / (expenses)	-	65	872	-	-	937
Income / (loss) before minority interest	$693,916	13,058	175,829	(22,260)	-	$860,543

MI percentage	5.00%	9.75%	9.75%	28.75%	-
MI interest	$34,696	1,273	17,143	(6,400)	-	$46,906

Further, set forth below is a breakdown of the various product segments:
Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)

Benda Ebei	Xujing injection vial	Generic	Haemostatic

Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis

Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin

Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic

F30

Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis

Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection

Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic

Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis

Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis

Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C

Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.

Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection

Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture

Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus

Yidu Benda	L-methionine	Bulk chemical Nutrition	An essential amino acid for humans

Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

Yidu Benda	1,2,3,5-Tetraacetyl-β-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

29.	Subsequent Events

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

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

F31

Item	Patent name	Countries / Date	Application Number (1)	Publication Number (2)	Approved Patent Number (3)	Name of Patent Inventor (6)	Name of Applicant (6)	Patent Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	1998/12/14	1999/9/15	2002/7/3
2	A recombinant constructed by a virus vector and a human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2002/5/8	2003/3/12	2004/11/24

	B	PCT (4)	65	WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/3/8	2004/9/16	N/A
3	Recombinant gene medicine of adenovirus vector and and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2003/5/10	2004/2/4	2007/7/25

	B	PCT (4)	58	WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/2	N/A
4	The application of recombinant adenoviral p53 as cancer vaccine (tentative title)
	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2005/1/26	2005/10/12	2007/8/29

	B	PCT (4)	11	WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2005/1/26	2006/8/3	N/A

	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	2005/3/7	2005/12/22	N/A
5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2003/6/13	2004/7/21	N/A

	B	PCT (4)	57	WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/23	N/A
6	The complex of poly peptide liposome and human VGEF gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	2002/7/4	2003/1/8	N/A

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

F32

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

As of March 31, 2008 and 2007, the Company provided a $1,464,538 and $400,380 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

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

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Revenue	$5,947,370	$3,029,035
Cost of goods sold	(3,817,246)	(1,847,212)
Gross profit	2,130,124	1,181,823
Selling expenses	(436,371)	(88,183)
General and administravive expenses	(2,642,918)	(485,330)
Gains / (losses) on disposals of fixed assets	-	(12,025)
Research and development expenses	(22,064)	-
Total operating expenses	(3,101,353)	(585,538)
Operating income / (loss)	(971,229)	596,285
Interest expenses	(1,212,282)	(17,585)
Other income (expenses)	301,693	937
Income / (loss) before minority interest and income taxes	(1,881,818)	579,637
Income taxes	(133,197)	-
Minority interest	(22,398)	(46,906)

Net Income / (loss)	$(2,037,413)	$532,731

Earnings / (loss) per share - basic	$(0.02)	$0.01

Weighted average shares outstanding - basic	100,312,873	96,281,951

Earnings / (loss) per share - diluted	$(0.02)	$0.00

Weighted average shares outstanding - diluted	100,312,873	124,099,914

Restatement

The Company restated its previously recognized Depreciation expense by ($559,131) and ($205,757) for the three months ended March 31, 2008 and 2007 due to incorrect calculation of depreciation expense previously reported.

The Company restated its previously recognized Amortization expense by ($201,054) and ($67,406) for the three months ended March 31, 2008 and 2007 due to incorrect calculation of amortization expense previously reported.

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

Cost of Goods Sold

Cost of goods sold increased $1.97 million (or 100%) to 3.82 million for the three month ended March 31, 2008 from $1.85 million for the three month ended March 31, 2007, primarily due to the corresponding increase in net revenue.

Gross Profit

Gross profit increased $0.95 million (or 90%) to $2.13 million for the three month ended March 31, 2008 from $1.18 million for the three month ended March 31, 2007, which were mainly due to: (1) the contribution of the gross profit of SiBiono, at about $0.4 million and (2) increase the sales volume of Benda Ebei as the net revenue of it increased sharply.

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

Operating Income/ (Loss):

The Company experienced an operating loss of $0.97 million for the three month ended March 31, 2008 slipping $1.57 million from comparative period for 2007, which was mainly due to significant increase in G&A expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $1.64 million for the three months ended March 31, 2008 while for the three months ended March 31, 2007 was negative $215K.

a)	Non-cash operating activities, reconciliation items to the net income
For the three months ended March 31, 2007, an amount about 163K of non-cash operating activities was reconciled back to the net income and which mainly included bad debt provision, amortization of intangible assets, depreciation, minority interest and amortization of debt discount and debt issue cost.

However, for the three months ended March 31, 2008, a significant amount, about $2.44 million of non-cash operating activities was reconciled back to the net income and summarized as follows:

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
3.
Other factors: $471K incurred on bad debt provision; $453K incurred on depreciation; $184K incurred on amortization of intangible assets; $65K million incurred on amortization of debt issue cost; and $22K incurred on minority interest.

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

ITEM 8A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO could not conclude that as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to Benda Pharmaceutical, Inc required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our CEO and CAO were unable to affirmatively conclude that our disclosure controls and procedures were effective as of March 31, 2008, as the Negative Goodwill that was recorded at the time of the Benda Ebei acquisition in November 2005 was not properly recorded and resulted in the overstatement of depreciation expense, our CEO and CA concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to depreciation calculations, required to be disclosed in our Exchange Act Filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Our CEO and CAO and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

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

Although our CEO and CAO are aware of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and sought to evaluate our internal controls as of March 31, 2008, they were unable to affirmatively conclude that our internal control over financial reporting was effective as of that date, although they did not identify any specific material weaknesses or significant deficiencies at the time. As a result of the overstatement in depreciation expense for all periods since November 2005 our CEO and CAO concluded that there was a further need to evaluate our internal control over financial reporting, especially in relation to Depreciation Calculations. Since the error was discovered, our CEO and CAO and other members of the management team have been working to carefully evaluate, and where deemed necessary improve, our internal control over financial reporting.

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