Form 10KSB/A
period 2007-12-31
Benda Pharmaceutical, Inc.
filed 2008-07-15
CIK 705868

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

·
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

·
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

·
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

SFDA Compared to the FDA

The SFDA approval process is similar to the FDA approval process. They both require three phases of clinical trials.

●	Phase I: Test the safety of drugs. 20-80 cases are required by FDA, while 20-30 cases are required by SFDA.

●	Phase II: Test the efficacy of drugs. Several hundred cases are required by FDA, while 100 cases are required by SFDA.

●	Phase III: Expand the sample group and further test the safety and effectiveness of drugs. Several hundreds, even thousands are required by FDA, while 300 hundred cases are required by SFDA.

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

●
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

●
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

●	Levofloxacin Mesylate is a synthetic broad spectrum antibacterial agent for oral and intravenous administration. Benda’s Levofloxacin received SFDA approval as new drug ingredient on March 5, 2006.

●	Ribose is a kind of active pharmaceutical ingredient and which is used to manufacture antibiotic drug and which does not the approval from SFDA.

Yidu Benda Products

Yidu plans to produce one type of bulk chemicals:

●
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

Due to a government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. On September 25, and October 1, 2007, Yidu Benda had passed the environmental assessment and safety assessment by the Yichang Environmental Protection Bureau and Yichang Safety Supervision Bureau These two bureaus have issued “Environmental Influence Report” and “Safety Assessment Report” in November and December of 2007, respectively. Yichang Environmental Protection Bureau issued an approval document, (Document Number: Yichang Environmental Audit [2007] No. 111) and permitted the trial production of Yidu Benda on December 28, 2007, at which time Yidu Benda resumed full production. The related government agencies through trial production physically inspect the products produced by the newly installed production facilities. The main purpose for doing so is to ensure that the quality of the products is such that there will be no harm to the environment. In addition, Yidu Benda had also passed the examinations conducted by Yichang Public Security Bureau, Yichang Lightning Protection Institute and Yichang Special Equipment Inspection and Test Institute, in terms of the fire apparatus and facilities, lightning protection and static proof facilities etc. Therefore, the Company has fulfilled the requirements for full production.

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

Beijing Shusai Pharyngitis Research Co., Ltd.

Beijing Shusai Pharyngitis Research Co., Ltd, a recently established subsidiary of Benda Ebei, handles our Pharyngitis Killer therapy operation, promotion, and distribution. Key functional departments are as follows:

●	Training. Trains doctors, doctor assistants, and medical workers.

●	Advisory. Advises each clinic on how best to apply the Pharyngitis Killer treatment.

●	Business Development. Extend the footprint of Pharyngitis clinics and implement patient outreach programs.

●	Marketing. Formulate and execute marketing plans.

●	Finance. Provide internal financial services to support business operations.

●	Logistics. Ensure no bottlenecks or shortages in product supply to the clinics.

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

As of December 31, 2007, SiBiono shipped 10,652 of the 16,000 vials ordered. From January 1 to February 25, 2008, another 733 vials out of the 16,000 vials order had shipped. From February 26 to July 10, 2008, an additional 2,412 vials shipped. Accordingly, we have shipped and received payment for a total of 13,797 vials of the 16,000 vial order. The 16,000 vial order for Gendicine was ordered by various selling agents with average selling price RMB2,500 per vial.

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

In general, the company set full allowance for trade receivables aged over 120 days which is general credit term granted to the customers. After deducting those allowances from the gross trade receivable, based on the management’s past experience, there would be no collectability issue on the net amount.

For the year ended December 31, 2007, the management assessed certain balances aged over 120 days and reviewed customer by customer and specified which did not have collectibility issue; then a 100% provision was made against all remaining balances outstanding over 120 days.

For the year ended December 31, 2007, the net trade receivable turnover day was 99 days, therefore the allowance made during the reporting period still fall in the normal situation. For the year ended December 31, 2006, the net trade receivable turnover day was 99 days.

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

The total consideration for the acquisition of SiBiono is Rmb 62.56 million (or $8.58 million). The form of the consideration payment is by cash. As of December 31, 2007, an accumulated amount, approximately Rmb 52.9 million (or $7.25 million) was paid and leaving a balance of $1.33 million as acquisition cost payable. The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year 2008.

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

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership (5)
XIA Pharmaceutical Inc. (1)	44,687,136	(2)	28.69%
Hui Long (1)	0		0
Yiqing Wan (1)	44,687,136	(2)	28.69%
Wei Xu (1)	44,687,136	(2)	28.69%
John Micek, III (1)	973,566	(4)	0.62%
Dr. Q.Y. Ma (1)	0		0
Eric Yu (1)	1,500,000	(6)	1%
Daping Gu (1)	0		0
Ruilu Song (1)	0		0
Jingbo Wu (1)	0		0
Pope Investments, LLC (3) 5100 Poplar Ave., Suite 805 Memphis, TN 38137	42,836,904		27.50%
All Executive Officers and Directors as a group (7 persons)	47,160,702		30.28%

(1)	Address is c/o Room 13, Floor 25, Sunny New World Tower, No. 231 Xin Hua Road, Jianghan District, Wuhan, Hubei, PRC.

(2)	Yiqing Wan and Wei Xu each have a 50% equity ownership in XIA Pharmaceutical Inc. They are both our executive officers and Yiqing Wan is a director. In addition, they are husband and wife.

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

BENDA PHARMACEUTICAL, INC.

Date: July 15, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
Chief Executive Officer and President, and Director

Date: July 15, 2008	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer Principal Accounting Officer Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on July 15, 2008.

Name	Title	Date

/s/ Yiqing Wan	Chief Executive Officer and	July 15, 2008
Yiqing Wan	President / Director

/s/ Jun Tang	Director	July 15, 2008
Jun Tang

/s/ Dr. Q.Y. Ma	Director	July 15, 2008
Dr. Q.Y. Ma

/s/ Eric Yu	Chief Financial Officer, Principal	July 15, 2008
Eric Yu	Accounting Officer, and Director