Form 10-Q/A
period 2008-03-31
Benda Pharmaceutical, Inc.
filed 2008-07-15
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the impact this adoption may have on its results of operations and financial condition, but does not expect it will have a material impact, if any.

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

In general, the company set full allowance for trade receivables aged over 120 days which is the general credit term granted to the customers. After deducting those allowances from the gross trade receivable, based on the management’s past experience, there would be no collectability issue on the net amount.

For the three months ended March 31, 2008, the management assessed certain balances aged over 120 days and reviewed customer by customer and specified which did not have collectability issue; then a 100% provision was made against all remaining balances outstanding over 120 days.

For the three months ended March 31, 2008, the net trade receivable turnover day was 140 days which was slightly above the company’s general principle for the allowance which was mainly due to the fact that there was a long Chinese New Year holiday and a big snowing in the first quarter of 2008, it did affect the collection of trade receivables to a certain extent. On the whole, the allowance made during the reporting period still fell within the normal range.

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

The total consideration for the acquisition of SiBiono is Rmb 62.56 million or $8.93 million. The form of the consideration payment is by cash. As of March 31, 2008, an accumulated amount, approximately Rmb 52.9 million or $7.55 million was paid and leaving a balance of $1.39 million as acquisition cost payable. The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year 2008.

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

Selected financial information for each of these segments for the three months ended March 31, 2008 and 2007 were as follows:

F27

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)

Branded/Generic medicine segment	2008	2007
Revenue from external customers	$5,521,109	$2,339,463
Cost of sales	(3,781,154)	(1,456,232)
Gross profit	1,739,955	883,231
Gross margin	32%	38%
Research and development	-	-
Selling expense	(214,651)	(55,803)
General and administrative expense	(441,833)	(134,147)
Segment contribution	$1,083,471	$693,281
Contribution margin	20%	30%

Total assets, segment	$37,198,711	$15,565,853

Active pharmaceutical ingredients segment	2008	2007
Revenue from external customers	$348	$-
Cost of sales	-	(5,805)
Gross profit	348	(5,805)
Gross margin	100%	-
Research and development	-	-
Selling expense	-	(3,011)
General and administrative expense	(243,569)	28,767
Segment contribution	$(243,221)	$19,951
Contribution margin	-69891%	-

Total assets, segment	$8,909,348	$4,004,119

Bulk chemicals segment	2008	2007
Revenue from external customers	$-	$684,465
Cost of sales	-	(384,868)
Gross profit	-	299,597
Gross margin	-	44%
Research and development	-	-
Selling expense	-	(26,409)
General and administrative expense	(297,977)	(90,564)
Segment contribution	$(297,977)	$182,624
Contribution margin	-	27%

Total assets, segment	$7,536,881	$8,692,511

Pharynigitis killer therapy segment	2008	2007
Revenue from external customers	$2,097	$5,107
Cost of sales	(115)	(307)
Gross profit	1,982	4,800
Gross margin	95%	94%
Research and development	-	-
Selling expense	(699)	(2,960)
General and administrative expense	(12,317)	(24,081)
Segment contribution	$(11,034)	$(22,241)
Contribution margin	-526%	-436%

Total assets, segment	$101,173	$97,785

Gendicine (Ad-p53) segment	2008	2007
Revenue from external customers	$423,816	$-
Cost of sales	(35,977)	-
Gross profit	387,839	-
Gross margin	92%	-
Research and development	(22,064)	-
Selling expense	(221,021)	-
General and administrative expense	(310,157)	-
Segment contribution	$-165,403	$-
Contribution margin	-39%	-

Total assets, segment	$14,031,627	$-

F28

	TOTAL
	2008	2007
Total revenue from external customers	$5,947,370	$3,029,035
Cost of sales	(3,817,246)	(1,847,212)
Gross profit	2,130,124	1,181,823
Gross margin	36%	39%
Research and development	(22,064)	0
Selling expense	(436,371)	(88,183)
General and administrative expense	(1,305,853)	(220,025)
Segment contribution	$365,836	$873,615
Contribution margin	6%	29%

Total assets, segment	$67,777,739	$28,360,268

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Total segment contribution	$365,836	$873,615
Unallocated amounts:
Other income	301,693	937
Other corporate expenses	(2,549,347)	(294,915)

Total income / (loss) before minority interest and income taxes	$(1,881,818)	$579,637

The other corporate expenses for the three months ended March 31, 2008 and 2007 composed of the following events:

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(Unaudited)	(Unaudited)
Consulting and professional fees (Note 19)	$	$
Penalty to investor	722,205	120,000
Wages and salaries	151,765	60,000
Audit and accounting	45,306	3,500
Amortization of debt issue cost	65,879	8,743
Consulting fee	180,500	-
Investor relation, transfer agent and filing fees	18,846	35,930
Director renumeration	110,873	-
Legal fee	31,624	35,095
Travel and transportation	4,842	-
Office expense	1,120	2,297
Interest expense	1,212,282	17,585
Miscellaneous	4,105	11,765

	$2,549,347	$294,915

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of March 31, 2008 and December 31, 2007:

F29

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Total assets, segment	$67,777,739	$28,360,268
Total assets of corporate:
Cash and cash equivalent	44,958	5,845,699
Bank indebtedness	1,160,976	-
Prepaid expesnes and deposit	230	2,288
Refundable purchase price paid	1,200,000	3,680,492
Due from related parties	879,096	263,296
Debit issue costs:
placement agent commission	262,066	377,657
Total assets	$71,325,065	$38,529,700

The following table shows how the minority interest for the three months ended March 31, 2008 and 2007 was derived:

	Three Months Ended March 31, 2008
	Benda Ebei	Jiangling Benda	Yidu Benda	Beijing Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,083,472	(243,221)	(297,977)	(11,034)	(165,403)	$365,837
Interest income/ (expenses)	(147,734)	1,065	(18)	(2)	(48,853)	(195,542)
Other income / (expenses)	(5,647)	493	992	7,278	298,577	301,693
Income taxes	(133,197)	-	-	-	-	(133,197)
Income / (loss) before minority interest	$796,894	(241,663)	(297,003)	(3,758)	84,321	$338,791

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$39,845	(23,562)	(28,958)	(1,080)	36,154	$22,398

	Three Months Ended March 31, 2007
	Benda Ebei	Jiangling Benda	Yidu Benda	Beijing Shusai	SiBiono	Total
Segment operating profit / (loss)	$693,280	19,951	182,624	(22,241)	-	$873,614
Loss on disposal of assets	-	(6,955)	(5,070)	-	-	(12,025)
Interest income/ (expenses)	636	(3)	(2,597)	(19)	-	(1,983)
Other income / (expenses)	-	65	872	-	-	937
Income / (loss) before minority interest	$693,916	13,058	175,829	(22,260)	-	$860,543

MI percentage	5.00%	9.75%	9.75%	28.75%	-
MI interest	$34,696	1,273	17,143	(6,400)	-	$46,906

Further, set forth below is a breakdown of the various product segments:

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)

Benda Ebei	Xujing injection vial	Generic	Haemostatic

Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis

Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin

Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic

F30

Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis

Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection

Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic

Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis

Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis

Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C

Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.

Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection

Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture

Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus

Yidu Benda	L-methionine	Bulk chemical Nutrition	An essential amino acid for humans

Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

Yidu Benda	1,2,3,5-Tetraacetyl-ß-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

29.	Subsequent Events

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

Yidu Benda has completed its upgrading of the waste water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process.

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

BENDA PHARMACEUTICAL, INC.
Registrant

Date: July 15, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors