Form 10KSB/A
period 2007-12-31
Benda Pharmaceutical, Inc.
filed 2008-08-01
CIK 705868

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

Main Products

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Generic	Haemostatic
Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus
Yidu Benda	L-methionine	Bulk chemical Nutrition	An essential amino acid for humans
Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture
Yidu Benda	1,2,3,5-Tetraacetyl-b-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

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

SFDA Compared to the FDA

The SFDA approval process is similar to the FDA approval process. They both require three phases of clinical trials.

·	Phase I: Test the safety of drugs. 20-80 cases are required by FDA, while 20-30 cases are required by SFDA.

·	Phase II: Test the efficacy of drugs. Several hundred cases are required by FDA, while 100 cases are required by SFDA.

·	Phase III: Expand the sample group and further test the safety and effectiveness of drugs. Several hundreds, even thousands are required by FDA, while 300 hundred cases are required by SFDA.

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

·
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

·
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

·	Levofloxacin Mesylate is a synthetic broad spectrum antibacterial agent for oral and intravenous administration. Benda’s Levofloxacin received SFDA approval as new drug ingredient on March 5, 2006.

·	Ribose is a kind of active pharmaceutical ingredient and which is used to manufacture antibiotic drug and which does not the approval from SFDA.

Yidu Benda Products

Yidu plans to produce one type of bulk chemicals:

·
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

Beijing Shusai Pharyngitis Research Co., Ltd.

Beijing Shusai Pharyngitis Research Co., Ltd, a recently established subsidiary of Benda Ebei, handles our Pharyngitis Killer therapy operation, promotion, and distribution. Key functional departments are as follows:

·	Training. Trains doctors, doctor assistants, and medical workers.

·	Advisory. Advises each clinic on how best to apply the Pharyngitis Killer treatment.

·	Business Development. Extend the footprint of Pharyngitis clinics and implement patient outreach programs.

·	Marketing. Formulate and execute marketing plans.

·	Finance. Provide internal financial services to support business operations.

·	Logistics. Ensure no bottlenecks or shortages in product supply to the clinics.

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

3. If we pass the physical inspection, the related application would be transferred to the State SFDA;

4. After ratification, the new drug license and ratification number would be issued.

Development Status of Key Products in Our Pipeline

Name of Product	Type	Main Function	Status
Pharyngitis Killer	Herbal TCM Oral Liquid and Treatment	Anti-respiratory tract infections	Market launch underway; SFDA Certificate not necessary
Qiweiben Capsule	Branded TCM	Diabetes treatment	New Medicine Application is accepted by SFDA; awaiting for SFDA approval and production permit
Yan Long Anti-cancer Oral Liquid	Branded TCM	Treatment of cancers of the digestive tract	Awaiting for SFDA approval (1)
500mg:5ml Tranexamic Acid Injection vial	Generic	Haemostatic	SFDA production approval H20044601 received; Put in production line.
200mg:2ml Ribavirin Injection vial	Generic	Antibiotic	SFDA production approval H42021048 received; Put in production line.

1000mg:2.5mlVitamin C Injection vial	Generic	Vitamin	Achieved State acceptance and hearing Y0405945; SFDA production approval H20067577 received; Put in production line.
0.1g:2ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056701 received; Put in production line.
0.2g:5ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056702 received; Put in production line.
Lappaconitine Hydrobromide Injection vial	Branded Medicine	Analgesic	SFDA production approval H20055966 received; Put in production line.
Asarin Injection vial	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in May 2006
Asarin pill	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in August 2006; Need further bio-clinical trial.
Asarin granular medicine	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006
Asarin oral liquid	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006; Need further bio-clinical trial.
Lysine Hydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
Arginine Monohydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
100mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
500mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.
a-Asarin raw medicines	API	Upper respiratory infection	SFDA production approval H20059540 received; prepare for production.
Levofloxacin mesylate API	API	Antivirus	Filing completed at provincial bureau level; SFDA approval received; prepare for production.
GCLE	Bulk chemical	Production of Antibiotics	As it is a chemical product, it does not need SFDA approval.

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

Our Pharyngitis Killer therapy:

·	Swiftly smoothes away throat itching and coughing

·	Controls the development of disease in the mucus of the mouth

·	Rebuilds the immune function of the throat area

·	Provides a natural therapy, which is without side effects and free of antibiotics

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

·
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

·
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

·
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

·
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

·
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

·
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

We also leverage our network of leading research institutions and universities to optimize the effectiveness of our investment in production R&D. We allocate and fund research projects to these institutions. Our in-house scientists coordinate and supervise the outsourced R&D processes. We have the rights to all results of the R&D efforts including IP rights. In order to protect our interests we usually divide each project into several sections and assign each section to a different research institution. Each research ally therefore only works on a limited part of each project. Some universities and institutes that work with us are:

·	Life Science College of Wuhan University.

·	Biochemical College of Sanxia University

·	Jilin Medical University

·	Shanghai Institute of Pharmacy of Chinese Academy of Sciences.

·	Wuhan University of Chemical Technology.

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

·
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

·	WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

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

·	WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

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

·	WE HAVE PREVIOUSLY HAD AN EXPLOSION AT OUR YIDU PLANT THAT RESULTED IN TWO DEATHS AND ANY SUCH OCURRENCE IN THE FUTURE CAN EXPOSE US TO LIABILITY FOR SUCH AN EVENT

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

·	IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

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

·
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

·
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

·
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

·	WE DEPEND ON THE SUPPLY OF RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

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

·	OUR PRODUCTS AND THE PROCESSES COULD EXPOSE US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS WHICH WILL NEGATIVELY IMPACT OUR PROFITABILITY.

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

·	WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

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

·	MR. YIQING WAN AND MS. WEI XU ARE HUSBAND AND WIFE. THE SEPARATION OR DIVORCE OF THE COUPLE IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS.

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

·	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

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

·	INTERNATIONAL OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF UNITED STATES AND INTERNATIONAL REGULATIONS WHICH MAY HAVE A NEGATIVE IMPACT ON OUR GROWTH.

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

·	WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

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

·
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

Risks Relating to the People's Republic of China

·	THE SALES PRICES OF SOME MEDICINES ARE CURRENTLY CONTROLLED BY THE CHINESE GOVERNMENT AND THAT MAY ADVERSELY AFFECT OUR BUSINESS.

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

·	SALES OF OUR PRODUCTS COULD BE HARMED BY THE WIDESPREAD PRESENCE OF COUNTERFEIT MEDICATION IN PRC NEGATIVELY IMPACTING OUR PROFITABILITY.

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

·	THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR GROWTH AND PROFITABILITY.

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

·	CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

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

·	THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

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

·
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

·
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

Other Risks

·	CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

·	IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

·
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

·	OUR BUSINESS MAY BE AFFECTED BY UNEXPECTED CHANGES IN REGULATORY REQUIREMENTS IN THE JURISDICTIONS IN WHICH WE OPERATE.

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

·	WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES WHICH WILL NEGATIVELY AFFECT THE COSTS OF OUR PRODUCTS SOLD AND THE VALUE OF OUR LOCAL CURRENCY PROFITS.

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

·	SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

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

·
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

·	WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

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

·
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

·	THERE CAN BE NO ASSURANCE THAT THE PRICE OF OUR SHARES OF COMMON STOCK WILL MEET OR EXCEED THE EXERCISE PRICE OF THE WARRANTS DURING THE EXERCISE PERIOD OR AT ANY TIME THEREAFTER.

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

·	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL AND INVESTORS WILL HAVE CONTROL OVER COMPANY ACTIONS.

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

·	INVESTORS MAY EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION IN NET TANGIBLE BOOK VALUE PER SHARE OF OUR COMMON STOCK IF THEY ELECT TO EXERCISE THE WARRANTS.

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

·	INVESTORS MAY EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION IN NET TANGIBLE BOOK VALUE PER SHARE OF OUR COMMON STOCK IN THE EVENT WE ISSUE SHARES OF OUR COMMON STOCK IN THE FUTURE.

There are additional authorized but unissued shares of our Common Stock that may be later issued by our management for any purpose without the consent or vote of the stockholders. Investors purchasing in this Offering may be further diluted in their percentage ownership on an as-converted basis in the event additional shares are issued by us in the future.

·
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

·
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

Benda Pharmaceutical, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts expressed in U.S. Dollars)

				(Restated)	Statutory	Accumulated	Shares Issuable
			Additional	Retained	Surplus	Other	for	Total
	Common Stock		Paid-in	Earnings	Reserve	Comprehensive	Acquisition	Stockholder's
	Shares	Amount	Capital	(Unrestricted)	Fund	Income	and Services	Equity
Balance at December 31, 2005	64,942,360	$64,942	$584,481	$5,751,566	$1,231,427	$271,555	$-	$7,903,972
Issuance of common stock for cash:
to Original Shareholders of Applied Spectrum Technologies, Inc.	2,954,141	2,954	-	-	-	-	-	2,954
Issuance of common stock for cash:
1/4/06, 1,500,000 shares at $0.05 per share	1,500,000	1,500	-	-	-	-	-	1,500
Issuance of common stock for services:
1/4/06, 200,000 shares at $0.05 per share	200,000	200	-	-	-	-	-	200
Issuance of common stock for cash:
3/10/06, 700,000 shares at $0.05 per share	700,000	700	-	-	-	-	-	700
To adjust par value of common stock outstanding as of 3/31/06 for Applied Spectrum Co. Ltd.	-	-	(5,354)	-	-	-	-	(5,354)
Collective issuance of common stock on 7/21/06	50	-	-	-	-	-	-	-
Collective issuance of common stock on 8/30/06	100	-	-	-	-	-	-	-
Waiver of the shareholder loan from Ever Leader on 9/5/06	-	-	2,298,434	-	-	-	-	2,298,434
Issuance of common stock for cash:
11/15/06, 25,961,760 shares at $0.4622 per share	25,961,760	25,962	11,974,038	-	-	-	-	12,000,000
Eliminate the common stock and additional paid-in capital of Applied Spectrum Technologies, Inc. on 11/15/06	-	-	16,215,770	-	-	-	-	16,215,770
Eliminate the accumulated deficit of Applied Spectrum Technologies, Inc., according to reverse merger on 11/15/06	-	-	(16,209,962)	-	-	-	-	(16,209,962)
Reallocate original common stock of Ever Leader to paid-in capital, on 11/15/06	-	-	1,285	-	-	-	-	1,285
Issuance of common stock to Ever Leader:
11/15/06, 64,942,369 at par value $0.001	-	-	(64,942)	-	-	-	-	(64,942)
Reverse merger on 11/15/06, placement agent commission and transaction related fee	-	-	(1,694,326)	-	-	-	-	(1,694,326)
Allocation of retained earnings to statutory reserve fund	-	-	-	(638,096	638,096	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	818,854	-	818,854
Issuance of common stock to be issued for services:
11/15/06, 706,195 shares							326,403	326,403
Eliminate the net deficit of Applied Spectrum Technologies, Inc. 11/15/06	-	-	-	5,435	-	-	-	5,435
Net income for the year, 12/31/06	-	-	-	2,785,529	-	-	-	2,785,529
Balance at December 31, 2006	96,258,411	96,258	13,099,424	7,904,434	1,869,523	1,090,409	326,403	24,386,451
Issuance of common stock to various consultants, $0.001 par value; 706,195 shares, services valued at $0.4622 per share;	706,195	706	325,697	-	-	-	(326,403)	-
Debt discount -beneficial conversion feature on convertible promissory notes (Note 24)	-	-	2,385,089	-	-	-	-	2,385,089
Debt discount - warrants issued with convertible promissory notes (Note 24)	-	-	5,174,911	-	-	-	-	5,174,911
Issuance of common stock for financial and technical services rendered 7/12/07, 2,189,560 shares at $3.6 per share	2,189,560	2,190	-				503,860	506,050
Issuance of common stock being placement agent exercised warrants 7/31/07, 546,994 shares at $0.555 per share	546,994	547	303,032	-	-	-	-	303,579
Issuance of common stock being placement agent exercised warrants 8/16/07, 65,200 shares at $0.555 per share	65,200	65	36,121	-	-	-	-	36,186
Issuance of common stock being placement agent exercised warrants 10/04/07,236,813 shares @ $0.555 per share	236,813	237	131,194	-	-	-	-	131,431
Issuance of common stock for pernalty - late effective of registration registration 10/12/07, 166,898 shares @ $0.555 each	166,898	167	92,461	-	-	-	-	92,628
Allocation of retained earnings to statutory reserve fund	-	-	-	(441,158)	441,158	-	-	0
Net loss for the year, 12/31/07	-	-	-	(7,362,825)		-	-	(7,362,825)
Foreign currency translation adjustment	-	-	-	-		2,300,365	-	2,300,365
Balance at December 31, 2007	100,170,071	$100,170	$21,547,929	$100,452	$2,310,681	$3,390,774	$503,860	$27,953,866

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

As of December 31, 2007, the total purchase price was Rmb62.56 million (or $8.58 million). Out of which, Rmb53.95 million (or $7.4 million) was recognized as goodwill and the remaining Rmb8.61 million (or $1.18 million) was allocated to identifiable assets and assumed liabilities of SiBiono as following:

Condensed Balance Sheet of SiBiono, as of March 31, 2007	In '000
Current Assets
Cash and cash equivalents	$590
Receivables, prepaid expenses and deposits	969
Inventories	688
Total current assets	2,246
Non-current Assets
Property and equipments, net	6,789
Intangible assets, net	1,939
Total non-current assets	8,728
Total Assets	$10,975
Current Liabilities
Trade payables and miscellaneous payables	$1,175
Current portion of long term loans payable	1,813
Current portion of long term government debts payable	2,710
Total current liabilities	5,699
Non-current Liabilities
Long term loans payable	1,360
Long term government debts payable	1,723
Due to related parties (long term)	338
Total non-current liabilities	3,420
Total liabilities	$9,119
Net assets	$1,855
% of equity interest acquired	60.13%
Net assets acquired	$1,116	Note a

Note a.  From the above table, the net assets of SiBiono as of March 31, 2007 was Rmb8.61 million, and when translating into US currency upon the time acquired, such net assets amount was translated into $1.12 million (whereas the average exchange rate prevailing on that date was $0.12592). However, when we subtract the total acquisition price against the goodwill, the net assets would be $1.18 million. The slightly difference was occurred, $0.06 million and which was solely due to the foreign currency translation.

As of December 31, 2007, out of the total acquisition cost Rmb62.56 million (or $8.58 million), the following payments were made:

In the year of 2006, Benda, through its subsidiaries Everleader and Benda Ebei, paid Rmb19.52 million (or $2.5 million or HK$19.42 million) and Rmb13.03 million (or $1.67 million) or totaling Rmb32.55 million (or $4.17million) to the selling shareholders of SiBiono and reported in the consolidated balance sheet and cash flow statement as “refundable purchase price paid”. It was recorded as refundable assets due to the fact that the deal was not concluded as of December 31, 2006. The acquisition was closed on April 5, 2007, and thus the total refundable amount of $4.17 million was reclassified as investment cost.

In the year of 2007, an additional amount Rmb20.28 million (or $2.64 million) was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of December 31, 2007, the total amount paid was Rmb52.83 million and the outstanding balance was Rmb9.73 million (or $1.33million).

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

Selected financial information for each of these segments for the years ended December 31, 2007 and 2006 were as follows:

Branded/generic medicine segment	December 31, 2007	December 31, 2006
Revenue from external customers	$19,353,654	$9,635,938
Cost of sales	(12,046,687)	(5,775,634)
Gross profit	7,306,967	3,860,304
Gross margin	38%	40%
Research and development	(2,963)	-
Selling expense	(715,588)	(359,504)
General and administrative expense	(628,426)	(524,762)
Segment contribution	$5,959,990	$2,976,038
Contribution margin	31%	31%

Total assets, segment	$32,817,426	$12,506,547

Active pharmaceutical ingredients segment	December 31, 2007	December 31, 2006
Revenue from external customers	$531,531	$15,564
Cost of sales	(528,473)	(15,703)
Gross profit	3,058	(139)
Gross margin	1%	-1%
Research and development	(359)	-
Selling expense	(505)	(10,356)
General and administrative expense	(224,754)	(159,484)
Segment contribution	$(222,560)	$(169,979)
Contribution margin	-42%	-1092%

Total assets, segment	$8,515,278	$4,079,747

Bulk chemicals segment	December 31, 2007	December 31, 2006
Revenue from external customers	$698,578	$6,237,621
Cost of sales	(425,529)	(3,309,654)
Gross profit	273,049	2,927,967
Gross margin	39%	47%
Research and development	-	(30,821)
Selling expense	(27,309)	(221,955)
General and administrative expense	(590,759)	(332,110)
Segment contribution	$(345,019)	$2,343,081
Contribution margin	-49%	38%

Total assets, segment	$7,425,241	$8,389,477

Pharynigitis killer therapy segment	December 31, 2007	December 31, 2006
Revenue from external customers	$43,890	$42,952
Other sales		2,937
Cost of sales	(2,341)	(2,524)
Gross profit	41,549	43,365
Gross margin	95%	101%
Research and development	-	-
Selling expense	(43,680)	(7,756)
General and administrative expense	(116,825)	(74,946)
Segment contribution	$(118,956)	$(39,337)
Contribution margin	-271%	-92%

Total assets, segment	$125,882	$130,171

Gendicine (Ad-p53) segment	December 31, 2007	December 31, 2006
Revenue from external customers	$5,756,955	$-
Cost of sales	(418,667)	-
Gross profit	5,338,288	-
Gross margin	93%	-
Research and development	(550,640)	-
Selling expense	(794,573)	-
General and administrative expense	(1,295,906)	-
Segment contribution	$2,697,169	$-
Contribution margin	47%	-

Total assets, segment	$13,673,580	$-

	TOTAL
	December 31, 2007	December 31, 2006
Total revenue from external customers	$26,384,608	$15,932,075
Other sales	-	2,937
Cost of sales	(13,421,697)	(9,103,515)
Gross profit	12,962,911	6,831,497
Gross margin	49%	43%
Research and development	(553,962)	(30,821)
Selling expense	(1,581,655)	(599,571)
General and administrative expense	(2,856,670)	(1,091,302)
Segment contribution	$7,970,624	$5,109,803
Contribution margin	30%	32%

Total assets, segment	$62,557,407	$25,105,941

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	December 31, 2007	December 31, 2006
Total segment contribution	$7,970,624	$5,109,803
Unallocated amounts:
Government subsidies	2,276,574	-
Loss on disposal of assets	(30,027)	(249,381)
Other corporate expense	(14,378,619)	(1,752,303)

Total income / (loss) before minority interest and income taxes	$(4,161,448)	$3,108,119

The other corporate expenses for the year ended December 31, 2007 and 2006 composed of the following events:

	2007	2006
Consulting and professional fees (Note 19)	$8,353,615	$326,403
Penalty to investor	1,022,275	-
Wages and salaries	347,949	37,500
Audit and accounting	334,106	509,839
Amortization of debt issue cost	201,255	-
Consulting fee	157,619	191,248
Investor relation, transfer agent and filing fees	109,540	-
Director renumeration	94,247	-
Brokerage fees	50,161	-
Travel and transportation	51,071	-
Office expense	53,594	-
Foreign exchange	(7,914)	108,811
Interest expense	3,090,952	(5,490)
Miscellaneous	520,149	583,992
Total	$14,378,619	$1,752,303

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Total assets, segment	$62,557,407	$25,105,941
Total assets of corporate:
Cash and cash equivalent	80,291	914,261
Bank indebtedness	874,490	-
Prepaid expesnes and deposit	851	-
Refundable purchase price paid	1,200,000	5,367,801
Due from related parties	876,589	665,824
Debit issue costs:
placement agent commission	327,945	-

Total assets	$65,917,572	$32,053,827

The following table shows how the minority interest for year ended December 31, 2007 and 2006 was derived:

	Year Ended December 31, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment profit	$5,959,990	(222,560)	(345,019)	(118,956)	2,697,169	$7,970,624
Loss on disposal of assets	-	(24,852)	(5,175)	-	-	(30,027)
Interest income/ (expenses)	(88,077)	2,547	(23,748)	(23)	(189,423)	(298,724)
Other income / (expenses)	(18,449)	(12,273)	3,555	(1,251)	(5,127)	(33,545)
Prior year adjustment	-	-	-	-	89,509	89,509
Government subsidies	-	-	-	-	2,276,574	2,276,574
Income taxes	(965,183)	-	-	-	-	(965,183)
Income before minority interest	$4,888,281	(257,138)	(370,387)	(120,230)	4,868,702	$9,009,228

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$244,414	(25,071)	(36,113)	(34,566)	2,087,529	$2,236,194

	Year Ended December 31, 2006
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment profit	$2,976,038	(169,979)	2,343,081	(39,337)	-	$5,109,803
Loss on disposal of assets	-	(249,381)	-	-	-	(249,381)
Interest income/ (expenses)	(87,706)	(78)	(26,527)	10	-	(114,301)
Other income / (expenses)	(3,671)	369	1,695	793	-	(814)
Prior year adjustment	-	-	-	-	-	-
Government subsidies	-	-	-	-	-	-
Income taxes	-	-	-	-	-	-
Income before minority interest	$2,884,661	(419,069)	2,318,249	(38,534)	-	$4,745,307

MI percentage	5.00%	9.75%	9.75%	28.75%
MI interest	$144,233	(40,859)	226,029	(11,079)	-	$322,590

Further, set forth below is a breakdown of the various product segments:

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Generic	Haemostatic
Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus
Yidu Benda	L-methionine	Bulk chemical Nutrition	An essential amino acid for humans
Yidu Benda	Tricabroxylic acid amide (“TAA”)	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture
Yidu Benda	1,2,3,5-Tetraacetyl-â-D-Ribose	Bulk chemical	Ribavirin manufacture, anti-virus drug manufacture

28.	Subsequent Events

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

·	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

·	Compliance with applicable governmental laws, rules and regulations;

·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

·	Accountability for adherence to the code.

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

BENDA PHARMACEUTICAL, INC.

Date: August 1, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
Chief Executive Officer and President, and Director

Date: August 1, 2008	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer Principal Accounting Officer Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 1, 2008.

Name	Title	Date

/s/ Yiqing Wan	Chief Executive Officer and	August 1, 2008
Yiqing Wan	President / Director

/s/ Jun Tang	Director	August 1, 2008
Jun Tang

/s/ Dr. Q.Y. Ma	Director	August 1, 2008
Dr. Q.Y. Ma

/s/ Eric Yu	Chief Financial Officer, Principal	August 1, 2008
Eric Yu	Accounting Officer, and Director