Form 10-Q/A
period 2008-03-31
Benda Pharmaceutical, Inc.
filed 2008-08-01
CIK 705868

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

As of March 31, 2008, the organization and ownership structure of the Group is as follows:

Benda Pharmaceutical Inc.
100%
Ever Leader Holdings Limited (Hong Kong)
Offshore
Onshore
95%
60.13%
Shenzhen SiBiono
Hubei Tongji Benda Ebei Pharmaceutical Co.,
5%
Other
39.87%
75%
95%
95%
Beijing Shusai Pharyngitis Research
Jiangling Benda Pharmaceutical Co.,
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

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the three month ended March 31, 2008 and 2007:

	THREE MONTH ENDED MARCH 31,
	2008		2007
	(Unaudited)		(Unaudited)
Revenue	$5,947,370%		$3,029,035%
Individual customer's revenue
Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,527,292	26%	684,290	23%
Hubei Hengchuan Health Products Co., Ltd.	970,148	16%	-	0%
Shenzhen Huihua Pharmaceutical Co. Ltd.	875,175	15%	535,528	18%
Shenyang Pharmaceutical Co. Ltd.	712,182	12%	444,736	15%
Jiangxi Huiren Pharmaceutical Co. Ltd.	352,842	6%	252,573	8%

Trade receivables, gross	$12,237,873%		$7,555,831%
Individual customer's account receivable gross balance
Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,196,438	18%	1,130,530	15%
Hubei Hengchuan Health Products Co., Ltd.	1,577,335	13%	-	0%
Shenzhen Huihua Pharmaceutical Co. Ltd.	1,347,251	11%	1,444,580	19%
Shenyang Pharmaceutical Co. Ltd.	1,078,182	9%	910,440	12%
Jiangxi Huiren Pharmaceutical Co. Ltd.	571,918	5%	838,128	11%

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

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

As of March 31, 2008, the total purchase price was Rmb62.56 million (or $8.93 million). Out of which, Rmb53.95 million (or $7.7 million) was recognized as goodwill and the remaining Rmb8.61 million (or $1.23 million) was allocated to identifiable assets and assumed liabilities of SiBiono as following:

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

Note a.  From the above table, the net assets of SiBiono as of March 31, 2007 was Rmb8.61 million, and when translating into US currency upon the time acquired, such net assets amount was translated into $1.12 million (whereas the average exchange rate prevailing on that date was $0.12592). However, when we subtract the total acquisition price against the goodwill, the net assets would be $1.18 million. The slightly difference was occurred, $0.11 million and which was solely due to the foreign currency translation.

As of March 31, 2008, out of the total acquisition cost Rmb62.56 million (or $8.93 million), the following payments were made:

In the year of 2006, Benda, through its subsidiaries Everleader and Benda Ebei, paid Rmb19.52 million and Rmb13.03 million or totaling Rmb32.55 million to the selling shareholders of SiBiono and reported in the consolidated balance sheet and cash flow statement as “refundable purchase price paid”. It was recorded as refundable assets due to the fact that the deal was not concluded as of December 31, 2006. The acquisition was closed on April 5, 2007, and thus the total refundable amount of $4.17 million was reclassified as investment cost.

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of March 31, 2008, the total amount paid was Rmb52.83 million (or $7.54 million) and the outstanding balance was Rmb9.73 million (or $1.39 million).

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

26.	Weighted average shares outstanding - diluted

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

BENDA PHARMACEUTICAL, INC.
Registrant

Date: August 1, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors