Form 10-Q
period 2008-06-30
Benda Pharmaceutical, Inc.
filed 2008-08-14
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
 _______________

+86 (27) 8537-5532
 (Issuer Telephone number)
_______________

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
Yes ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 101,344,379 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

CONTENTS

PAGE	F1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	F3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	F4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	F5 - F8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc. Consolidated Balance Sheets (Amounts expressed in U.S. Dollars)

	June 30	December 31
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,035,931	$1,266,240
Trade receivables, net (Note 5)	11,487,967	10,472,233
Other receivables (Note 5)	346,170	453,595
Refundable purchase price paid (Note 6)	-	1,200,000
Short-term loan receivables (Note 5)	145,947	-
Due from related parties (Note 18)	33,807	-
Inventories (Note 7)	3,250,625	1,952,348
Prepaid expenses and deposits (Note 5)	1,200,021	933,299
Total current assets	17,500,468	16,277,715
Due from related parties (Note 18)	2,722,081	2,630,019
Property and equipments, net (Note 8)	28,544,953	27,123,035
Intangible assets, net (Note 9)	6,589,805	6,494,510
Goodwill (Note 10)	7,873,166	7,395,752
Restricted cash (Note 11)	5,676,297	3,957,624
Other assets (Note 12)	1,821,419	1,710,972
Refundable purchase price paid (Note 6)	1,200,000	-
Debt issue costs (Note 24)	196,188	327,945
Total Assets	$72,124,377	$65,917,572

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,272,103	$874,490
Bank loans payable (current portion) (Note 13)	2,969,537	2,867,004
Long term debt payable (current portion) (Note 14)	2,222,963	1,787,239
Accounts payable and accrued liabilities (Note 15)	5,671,108	4,665,984
Commercial notes payable (Note 11)	8,729,370	5,118,758
Taxes payable	1,167,738	1,279,385
Acquisition price payable (Note 10)	1,419,310	1,333,246
Wages payable	885,787	664,785
Due to related parties (Note 18)	566,618	-
Total current liabilities	24,904,534	18,590,891
Long term debt payable (long term portion) (Note 14)	-	425,001
Long-term convertible promissory notes (Note 24)	4,757,319	2,875,075
Due to related parties (Long-term) (Note 18)	2,018,664	3,193,618
Total liabilities	31,680,517	25,084,585

Minority interest	5,763,836	5,502,755

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
100,803,509 shares issued and outstanding as of 6/30/2008;
100,170,071 shares issued and outstanding as of 12/31/2007 (Note 25)	100,803	100,170
Additional paid in capital (Note 25)	21,853,508	21,547,929
Retained earnings (unrestricted)	(3,722,125)	100,452
Statutory surplus reserve fund (Note 17)	2,310,681	2,310,681
Accumulative other comprehensive income	6,256,931	3,390,774
Shares issuable for acquisition and services	503,860	503,860
Total Shareholders' Equity	27,303,658	27,953,866
Total Liabilities & Shareholders' Equity	$72,124,377	$65,917,572

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc. Consolidated Statements of Operations (Amounts expressed in U.S. Dollars)

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$13,225,623	$8,236,852	7,278,253	$5,207,817
Cost of goods sold	(8,396,854)	(4,336,114)	(4,579,608)	(2,488,902)
Gross profit	4,828,769	3,900,738	2,698,645	2,718,915

Selling expenses	(1,431,212)	(344,886)	(994,841)	(256,703)

General and administrative expenses
Amortization of intangible assets	(97,948)	(55,219)	(46,373)	(28,935)
Amortization of debt issue costs (Note 24)	(131,757)	(67,269)	(65,878)	(58,526)
Depreciation	(243,495)	(214,256)	(120,275)	(137,680)
Bad debts	(773,893)	(776,859)	(302,596)	(847,845)
Write-down of Inventory to Net Realizable Value (Recovery)	-	-	-	-
Director remuneration	(140,468)	(33,945)	(29,595)	(33,945)
Penalty to investors (Note 20)	(1,113,405)	(120,000)	(391,200)	-
Brokerage fee	-	(239,963)	-	(239,963)
Cash bonus	-	(173,400)	-	(173,400)
Consulting and professional fees (Note 19)	-	(7,882,416)	-	(7,882,416)
Other general and administrative expenses (Note 21)	(2,020,274)	(974,139)	(922,405)	(649,426)
Total general and administrative expenses	(4,521,240)	(10,537,466)	(1,878,322)	(10,052,136)
Gains / (losses) on disposals of fixed assets	-	-	-	12,025
Research and development expenses	(169,781)	(97,119)	(147,717)	(97,119)
Total operating expenses	(6,122,233)	(10,979,471)	(3,020,880)	(10,393,933)
Operating income / (loss)	(1,293,464)	(7,078,733)	(322,235)	(7,675,018)

Interest income / (expenses) (Note 24)	(2,340,580)	(1,066,406)	(1,128,298)	(1,048,821)
Other income (expenses)	248,058	90,158	(53,635)	89,221
Government subsidies / grants (Note 22)	-	273,115	-	273,115

Income / (loss) before minority interest and income taxes	(3,385,986)	(7,781,866)	(1,504,168)	(8,361,503)
Income taxes (Note 23)	(524,808)	-	(391,611)	-
Minority interest (Note 28)	88,216	(466,616)	110,614	(419,710)

Net income / (loss)	$(3,822,578)	$(8,248,482)	(1,785,165)	$(8,781,213)

Earnings / (loss) per share - basic	$(0.04)	$(0.09)	(0.02)	$(0.09)

Weighted average shares outstanding - basic	100,558,191	96,625,164	100,803,509	96,964,606

Earnings / (loss) per share - diluted	$(0.04)	$(0.09)	(0.02)	$(0.09)

Weighted average shares outstanding - diluted (Note 26)	100,558,191	96,625,164	100,803,509	96,964,606

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc. Consolidated Statements of Cash Flows (Amounts expressed in U.S. Dollars)

	SIX MONTHS ENDED JUNE 30
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(3,822,578)	$(8,248,482)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Consulting and professional fees (Note 19)	-	7,882,416
Bad Debt provision	773,893	776,859
Minority interest	(88,216)	466,616
Loss on disposals of fixed assets	-	14,931
Depreciation	902,672	300,579
Amortization of intangible assets	373,615	168,869
Amortization of debt issue costs (Note 24)	131,757	67,269
Interest expense (amortization of debt discount) (Note 24)	1,882,244	960,985
Penalty to investors settled by issuance of common stock	230,312	-
Directors remuneration settled by issuance of common stock	75,900	-
Changes in operating assets and liabilities:
Trade receivables	(1,855,382)	(451,147)
Other receivables	229,758	(164,133)
Prepaid expenses and deposits	(406,623)	(374,486)
Inventories	(1,298,277)	(611,943)
Accounts payable and accrued liabilities	1,226,126	(377,837)
Others payable	-	(18,329)
Taxes payable	(111,647)	(143,156)
Net cash provided by operating activities	(1,756,446)	249,010

Cash Flows From Investing Activities
Acquisition cost paid	-	(1,532,159)
Purchases of property and equipment and construction-in-progress	(213,176)	(2,065,117)
Purchases of intangible assets	-	(1,972,500)
Loans to related parties, net	-	(646,127)
Net cash used in investing activities	(213,176)	(6,215,903)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 24)	-	7,030,800
Proceeds and repayments of borrowings under short-term loan receivable	(145,947)	-
Proceeds and repayments of borrowings under related parties, net	(734,205)	(63,327)
Proceeds and repayments of borrowings under government debts payable, net	314,677	(273,115)
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	1,846,510	-
Proceeds and repayments of borrowings under bank loans, net	(80,217)	(451,574)
Net cash provided by (used in) financing activities	1,200,818	6,242,784
Effect of exchange rate changes on cash	538,495	34,575
Net increase in cash and cash equivalents	(230,309)	310,466

Cash and cash equivalents, beginning of period	1,266,240	1,676,119

Cash and cash equivalents, end of period	$1,035,931	$1,986,585

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$346,682	$123,584
Cash paid for income taxes	$636,375	$-

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 60 million (or $8.56 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 2.56 million (or $0.37 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb 62.56 million or $8.93 million. As of June 30, 2008, an accumulated amount, approximately Rmb 52.83 million or $7.51 million was paid and leaving a balance approximately $1.42 million (please refer to Note 10 for the details).

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

As of June 30, 2008, the organization and ownership structure of the Group is as follows:

2.	Significant Accounting Policies

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

As of June 30, 2008 and 2007, the Company provided a $1,800,863 and $1,410,338 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

As of June 30, 2008 and 2007, the Company provided a reserve against its work-in-progress amounting to $3,994,628 and $3,736,945, respectively. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress (see Note 7). However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods.

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

Impairment of Long-Lived Assets
The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Group believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued as of June 30, 2008 and 2007.

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

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $169,781 and $97,119 on direct research and development (“R&D”) efforts for the six months ended June 30, 2008 and 2007, respectively.

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

Concentration of Credit Risk
A significant portion of the Group's cash as of June 30, 2008 and 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the six months and three months ended June 30, 2008 and 2007:

	SIX MONTH ENDED JUNE 30,				THREE MONTH ENDED JUNE 30,
	2008		2007		2008		2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$13,225,623%		$8,236,852		$7,278,253%		$5,207,817%
Individual customer's revenue
1 Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,926,293	22%	1,844,222	22%	1,399,001	11%	1,159,932	14%
2 Hubei Hengchuan Health Products Co.,Ltd.	1,643,089	12%	-	0%	672,941	5%	-	0%
3 Shenzhen Huihua Pharmaceutical Co. Ltd.	1,390,396	11%	1,224,640	15%	515,221	4%	689,112	8%
4 Shenyang Pharmaceutical Co. Ltd.	1,273,621	10%	1,123,050	14%	561,439	4%	678,314	8%
5 Jiangxi Huiren Pharmaceutical Co. Ltd.	955,865	7%	1,347,151	16%	603,023	5%	1,094,578	13%

Account receivable, gross	$12,765,302	0%	$7,847,719%		$12,765,302	0%	$7,847,719%
Individual customer's account receivable gross balance
1 Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,267,039	18%	1,523,060	19%	2,267,039	18%	1,523,060	19%
2 Hubei Hengchuan Health Products Co.,Ltd.	1,162,570	9%	-	0%	1,162,570	9%	-	0%
3 Shenzhen Huihua Pharmaceutical Co. Ltd.	986,123	8%	603,351	8%	986,123	8%	603,351	8%
4 Shenyang Pharmaceutical Co. Ltd.	969,643	8%	660,668	8%	969,643	8%	660,668	8%
5 Jiangxi Huiren Pharmaceutical Co. Ltd.	844,413	7%	1,721,524	22%	844,413	7%	1,721,524	22%

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

The exchange rates in effect as of June 30, 2008 and 2007 were stated as follows: (for RMB 1.00):

	June 30,	June 30,
	2008	2007
Fixed rate	$0.1459	$0.1315
Average rate	$0.1418	$0.1301

For the six months ended June 30, 2008 and 2007, the foreign exchange loss was $2,156 and $13,467, respectively; for the three months ended June 30, 2008,the foreign exchange gain was $1,040, for the three months ended June 30 2007, the foreign exchange loss was $23,327.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

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

3.	Basis of Preparation

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

4.	Use of Estimates

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

5.	Trade Receivables, Other Receivables, Prepaid and Deposits and Short-term Loan Receivable

(1)  Allowance for doubtful debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid and deposit as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Trade receivables, gross	$12,765,302	$10,909,921
Allowance for doubtful debts	(1,277,336)	(437,688)
Trade receivables, net	$11,487,966	$10,472,233

	June 30,	December 31,
	2008	2007
	(Unaudited)
Other receivables, gross	$385,213	$614,971
Allowance for doubtful debts	(39,043)	(161,376)
Other receivables, net	$346,170	$453,595

	June 30,	December 31,
	2008	2007
	(Unaudited)
Prepaid and deposits, gross	$1,684,505	$1,277,882
Allowance for doubtful debts	(484,484)	(344,583)
Prepaid and deposits, net	$1,200,021	$933,299

The change of the allowance for doubtful debts between the reporting periods, as of June 30, 2008 and 2007, is displayed as follows:

	SIX MONTHS ENDED JUNE 30
	2008	2007
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(943,647)	$(467,015)
Provision/Reversal during the period	(773,893)	(776,859)
Addition in lieu of acquisition of SiBiono		(116,935)
Foreign exchange difference	(83,323)	(49,529)
Balance at end of period	$(1,800,863)	$(1,410,338)

In general, the company set full allowance for trade receivables aged over 120 days which is general credit term granted to the customers. After deducting those allowances from the gross trade receivable, based on the management’s past experience, there would be no collectability issue on the net amount.

For the six months ended June 30, 2008, the management assessed certain balances aged over 120 days and reviewed customer by customer and specified which did not have collectability issue; then a 100% provision was made against all remaining balances outstanding over 120 days.

For the six months ended June 30, 2008, the net trade receivable turnover day was 138 days which was slightly above the company’s general principle for the allowance which was mainly due to the fact of the big earthquake in the second quarter of 2008, it did affect the collection of trade receivables to certain extend. On the whole, the allowance made during the reporting period still fall in the normal situation.

(2)  Short-term loan receivable

The short-term receivable is due on June 30, 2009 and bears annual interest rate at prime rate (currently, as of August 8, 2008, the prime rate is 7.47%) published by People’s Bank of China.

6.	Refundable Purchase Price Paid

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As at June 30, 2008, the deal has not been closed as the product certificate still not received from FDA of the United States of America and the amount paid is refundable per agreement if such approval is not obtained. As the date when the certificate can be received from FDA of the United States of America cannot be determined, the amount paid is reclassified as non-current assets as of June 30, 2008.

7.	Inventories

The Group’s inventories at June 30, 2008 and December 31, 2007 were comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$1,550,434	$1,078,438
Packing materials	201,999	155,101
Other materials / supplies	89,117	93,206
Finished goods	835,970	415,627
Work-in-progress	4,567,732	4,631,990
Total inventories at cost	7,245,253	6,374,362
Less: Reserves on work-in-progress	(3,994,628)	(4,422,014)
Total inventories, net	$3,250,625	$1,952,348

A reserve for obsolete, slow-moving or non-salable inventory was made on work-in-progress at the amount of $3,994,628 and $4,422,014 as of June 30, 2008 and December 31, 2007, respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of June 30, 2008, the provision of reserve on work in progress was $3,994,628..

8.	Property and Equipment

The Group’s property and equipment as of June 30, 2008 and December 31, 2007 were comprised as follows:

			Foreign
	December 31,	Addition	Currency	June 30, 2008
	2007		Translation
			Difference
				(Unaudited)
Buildings	$8,858,126	2,730	728,664	$9,589,520
Machinery and equipment	15,260,167	70,960	1,263,686	16,594,813
Office equipment	28,762	6,397	6,323	41,482
Motor Vehicles	206,252	25,560	17,790	249,602
Cost	24,353,307	105,647	2,016,463	26,475,417

Less: Accumulated Depreciation

Buildings	$(981,116)	(215,497)	(83,517)	$(1,280,130)
Machinery and equipment	(2,423,002)	(671,988)	(224,242)	(3,319,232)
Office equipment	(4,281)	(1,142)	1,824	(3,599)
Motor Vehicles	(46,447)	(14,045)	(4,037)	(64,529)
Accumulated Depreciation	(3,454,846)	(902,672)	(309,972)	(4,667,490)

Construction in progress	$6,224,573	107,529	404,924	$6,737,026

Total property and equipment, net	$27,123,035	(689,496)	2,111,415	$28,544,953

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with the Shanghai Pudong Development Bank (“Pudong Bank’) on August 14, 2007 and a supplementary agreement on January 21, 2008. Under the agreement this credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda.

As of June 30, 2008, the net book value of secured property and equipment was approximately Rmb138.59 million or $20.2 million.

The depreciation expense for the six months ended June 30, 2008 was calculated as follows:

`		Original Cost
	December 31,	June 30,		Salvage	Estimate	Depreciation	Deprecation
	2007	2008	Average	Value	Useful Lives	Calculated	Reported	Difference
Building	$8,858,126	9,589,520	9,223,823	5%	25	175,253	215,497	(40,244)
Property and equipment	15,260,167	16,594,813	15,927,490	5%	13	605,245	671,988	(66,743)
Office equipment	28,762	41,482	35,122	5%	5	3,337	1,142	2,195
Motor vehicle	206,252	249,602	227,927	5%	5	21,653	14,045	7,608
Total property and equipments	$24,353,307	26,475,417	25,414,362			805,488	902,672	(97,184)

The above table shows the calculation of depreciation expenses for the six months ended June 30, 2008. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The weighted average useful lives are used as the base for the calculation of depreciation as the estimated useful lives for buildings and property and equipments are varies from 20 to 30 years and 10 to 15 years, respectively.

The total depreciation expense for the six months and the three months ended June 30, 2008 and 2007 are broken down as follows:

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
		Restated		Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$659,177	$86,323	$329,162	$63,038
Operating expenses	243,495	214,256	120,275	137,680
Balance at end of period	$902,672	$300,579	$449,437	$200,718
9. Intangible Assets

9.	Intangible Assets

The Group’s intangible assets as of June 30, 2008 and December 31, 2007 were comprised as follows:

			Foreign
	December 31,	Addition	Currency	June 30, 2008
	2007		Translation
			Difference
				(Unaudited)
Land-use rights	$2,875,796	-	222,755	$3,098,551
Drugs permits and licenses	2,564,996	-	198,681	2,763,677
Technology formulas	1,220,164	-	78,765	1,298,929
Patent	1,685,919	-	108,830	1,794,749
Cost	8,346,875	-	609,031	8,955,906

Land-use rights	$(201,030)	(36,896)	(16,009)	$(253,935)
Drugs permits and licenses	(1,291,425)	(132,176)	(94,959)	(1,518,560)
Technology formulas	(154,863)	(63,118)	(11,825)	(229,806)
Patent	(205,047)	(141,425)	(17,328)	(363,800)
Accumulated amortization	(1,852,364)	(373,615)	(140,121)	(2,366,101)
Total intangible assets, net	$6,494,510	(373,615)	468,910	$6,589,805

The amortization expense for the six months ended June 30, 2008 was calculated as follows:

	December 31,	June 30,		Estimated	Amortization Amortization
	2007	2008	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$2,875,796	3,098,551	2,987,174	40	$37,340	36,896	444
Drugs permits and licenses	2,564,996	2,763,677	2,664,337	10	133,217	132,176	1,041
Technology formulas	1,220,164	1,298,929	1,259,547	10	62,977	63,118	(141)
Patent	1,685,919	1,794,749	1,794,749	6	149,562	141,425	8,137
Total Intangible assets	$8,346,875	8,955,906	8,705,806		$383,096	373,615	9,481

The above table shows the calculation of amortization expenses for the six months ended June 30, 2008. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

From the above calculation table, the patent, $1.68 million, was acquired in during the acquisition of SiBiono. It is amortized over the remaining useful lives, 6 years, whereas the original useful lives are 10 years.

The total amortization expense for the six months and the three months ended June 30, 2008, and 2007 are broken down as follows:

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
		Restated		Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$275,667	$113,650	$143,127	$89,467
Operating expenses	97,948	55,219	46,373	28,935
Balance at end of period	$373,615	$168,869	$189,500	$118,402

10.	Goodwill and Acquisition Cost Payable

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

As of June 30, 2008, there was an amount approximately $7.9 million was recorded as goodwill. Since SiBiono was turned to be profitable from the year of 2007, no impairment would be provided.

As of June 30, 2008, the total purchase price was Rmb62.56 million (or $8.93 million). Out of which, Rmb53.95 million (or $7.9 million) was recognized as goodwill and the remaining Rmb8.61 million (or $1.03 million) was allocated to identifiable assets and assumed liabilities of SiBiono as following:

Condensed Balance Sheet of SiBiono, as of March 31, 2007	In ' 000
Current Assets
Cash and cash equivalents	$590
Receivables, prepaid expenses and deposits	969
Inventories	688
Total current assets	2,246
Non-current Assets
Property and equipments, net	6,789
Intangible assets, net	1,939
Total non-current assets	8,728
Total Assets	$10,975
Current Liabilities
Trade payables and miscellaneous payables	$1,175
Current portion of long term loans payable	1,813
Current portion of long term government debts payable	2,710
Total current liabilities	5,699
Non-current Liabilities
Long term loans payable	1,360
Long term government debts payable	1,723
Due to related parties (long term)	338
Total non-current liabilities	3,420
Total liabilities	$9,119
Net assets	$1,855
% of equity interest acquired	60.13%
Net assets acquired	$1,116	Note a
Note a.

Note a.  From the above table, the net assets of SiBiono as of March 31, 2007 was Rmb8.61 million, and when translating into US currency upon the time acquired, such net assets amount was translated into $1.12 million (whereas the average exchange rate prevailing on that date was $0.12592). However, when we subtract the total acquisition price against the goodwill, the net assets would be $1.03 million. The slightly difference was occurred, $0.09 million and which was solely due to the foreign currency translation.

As of June 30, 2008, out of the total acquisition cost Rmb62.56 million (or $8.93 million), the following payments were made:

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

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of June 30, 2008, the total amount paid was Rmb52.83 million (or $7.51 million) and the outstanding balance was Rmb9.73 million (or $1.42 million).

The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year 2008.

11.	Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at June 30, 2008 and December 31, 2007 was comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Deposits for issuance of commercial notes	$4,379,356	$2,615,254
Funds from government technolgy agencies	1,296,941	1,342,370
Total restricted cash	$5,676,297	$3,957,624

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;

b)	It is non-interest bearing;

c)	The repayment period of each commercial note payable is six months;

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

As of June 30, 2008, Benda Ebei and Jiangling Benda deposited an amount $4,379,356 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of June 30, 2008, the balance of the commercial bank notes payable was $8,729,370. Thus the net commercial bank notes payable was $4,350,014 as of June 30, 2008.

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,296,941 as of June 30, 2008. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,272,103 as of June 30, 2008.

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

Following this arbitration decision, Benda Ebei recognized the liability as total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million or $1.87 million (Note 15). Accordingly Benda Eebi recognized the right to purchase the 6.24% equity shares in SiBiono and recorded as other assets at Rmb 12.48 million or $1.82 million.

13.	Bank Loans Payable

The Group’s bank loans as of June 30, 2008 and December 31, 2007 were comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Bank loans due within one year	$2,969,537	$2,867,004
Bank loans due after one year	-	-
Total bank loans	$2,969,537	$2,867,004

As of June 30, 2008 and December 31, 2007, Sibiono, had one outstanding bank loan with an amount $2,969,537 and $2,867,004, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes. This loan carries annual interest rate of 6.34% and matures on April 29, 2008. As of June 30, 2008, this loan has matured and SiBiono reached an oral agreement with the bank to extend the loan on a monthly basis. This loan is personal guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $92,698 and $48,925 for the six months ended June 30, 2008 and 2007, respectively.

14.	Long Term Debt Payable

As of June 30, 2008, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable as of June 30, 2008, and December 31, 2007 were comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Long-term debt payable due within one year	$2,222,963	$1,787,239
Long-term debt payable due after one year	-	425,001
Total long-term debt payable	$2,222,963	$2,212,240

Even though there were $2,222,963 long term debt payable due within one year as of June 30, 2008, because of its non-repayable feature, the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the six months ended June 30, 2008, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15.	Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of June 30, 2008 and December 31, 2007were comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Trade payable	$559,204	$305,443
Deposits paid by customer	6,469	160,818
Acquistion cost payable following the arbitration (Note 12)	1,867,505	1,754,263
Accrued liabilities	2,949,400	2,162,455
Miscellaneous payables	288,532	283,005
Total account payables and accurred liabilities	$5,671,108	$4,665,984

16.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC. Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of June 30, 2008 and December 31, 2007, the Group accrued approximately $450,713 and $345,000 for the employees’ welfare respectively.

17.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of June 30, 2008 and December 31, 2007, the registered capital of the Group’s PRC subsidiaries was $20,026,617.

18.	Related Party Transactions

Due from related parties as of June 30, 2008 and December 31, 2007 were comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Yiqing Wan
Due to Ever Leader Holdings Co. Ltd.	$646,532	$646,429
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	215,057	72,949
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	4,862	3,608
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,599,083	1,502,118
Due to Ever Leader Holdings Co. Ltd.	230,197	230,160
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	31,211	29,318
Qin Yu
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	1,460	-
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	13,394	137,097
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	-	3,257
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,411	5,083
Xiaojing Wang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	289	-
Hsieh, Chang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	8,027	-
Rong He
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	365	-
Total due from related parties	$2,755,888	$2,630,019

Due to related parties as of June 30, 2008 and December 31, 2007 were comprised as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$28,459	$49,056
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	806,985	1,872,374
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	14,300	6,846
Wei Xu
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	6,435	-
Due from Everleader Holding Ltd.	379,375
Hua Xu
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	25,395	-
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	1,073,079	1,009,792
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	65,460	61,491
Yiqing, Wan
Due from Yidu Benda Chemicals Co. Ltd.	873	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	146,575	137,687
Hui Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	28,341	26,622
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	1,168	3,153
Hua Shen
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	363	26,597
Pong Tsaiohuei
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	8,474	-
Total due to related parties
	$2,585,282	$3,193,618
Except for the loans from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures on December 3, 2008, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes and are also long-term debts in nature which are due on December 31, 2012.

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at June 30, 2008.

20.	Penalty to investors

In accordance with FASB staff position No. EITF00-19-2 the Group recorded $1,113,405 in Registration Delay Expense, for the six month ended June 30, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock.

21.	Other general and administrative expenses

For the six months and three months ended June 30, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following events:

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Audit and accounting	$201,829	$207,938	$72,495	$204,438
Legal fees	114,704	80,677	106,651	18,361
Office expenses	292,530	142,079	153,559	74,880
Salaries and wages	514,993	224,600	165,723	93,238
Consulting fee	434,773	38,991	201,859	38,991
Rent & Utilities	55,830	28,774	20,290	24,284
Investor relation, Transfer agent and filing fees	28,123	65,853	9,277	29,923
Travel and transportation	160,334	83,757	89,771	71,712
Repair and maintanence	119,099	5,699	42,445	2,227
Miscellaneous	98,059	95,771	60,335	91,372
Total other general & administrative	$2,020,274	$974,139	$922,405	$649,426

22.	Government Subsidies / Grants

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the six months ended June 30, 2008, there were no government subsidies / grants recognized as revenue.

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the six months ended June 30, 2008 and 2007 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the six months ended June 30, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

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

For the six months ended June 30, 2008, only Ebei Benda had taxable income and incurred income tax of Rmb 3.70 million or $0.52 million. There was no income tax of the Group for the six months ended June 30, 2007.

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

In March and April of 2007, the Group entered into Investment Agreements (“Agreements”) with certain accredited and institutional investors (“Investors”) pursuant to which the Investors purchased from the Group a total of 252 Units (“Units”), resulting in aggregate gross proceeds to the Group $7,560,000, with each Unit consisting of: (i) a Convertible Promissory Note (“Note”) in the principal amount of $30,000 and convertible into 54,087 shares of the Group's common stock; and (ii) a Common Stock Warrant (“Warrant”) to acquire 54,087 shares of the Group’s common stock at an exercise price of $0.555 per share and expiring on November 14, 2011. The Notes are immediately convertible at the option of each Investor, bear interest at a rate of 4% per annum, and mature on March 28, 2009. As of March 31, 2007, an amount $5,520,000 was received; while as of June 30, 2008, the aggregate $7,560,000 principal balance of the notes remained outstanding and for the six months ended June 30, 2008, the Group recorded $150,786 of interest expense related to the Notes.

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

During the six months ended June 30, 2008, the Group recorded $1,882,244 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes. For the six months ended June 30, 2008, the Group recorded $131,757 in amortization expense related to debt issue costs.

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

In the accounting for the Long Term Convertible Promissory Note, the Group’s analysis of the Performance Threshold had no effect because of the cap of the debt discounted and beneficial conversion feature as calculated in accordance with EITF 98-5.

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

In accordance with FASB staff position No. EITF00-19-2, during the six months ended June 30, 2008 the Group recorded $1,113,405 for Registration Delay Expense or penalty to investors. EITF 00-19-2 requires the Group to record the expense when it is probable that the liability has been incurred and the amount can be reasonably estimated.

25.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of June 30, 2008 and December 31, 2007, the Group had an aggregate of:

(a) None shares of preferred stock issued and outstanding;

(b) As of December 31, 2007, 100,170,071 shares of common stock were issued and outstanding, par value $0.001 each; During the six months ended June 30, 2008:; (i) 523,438 shares were issued to PIPE investors as penalty for registration delay expenses (see Note 20); and (ii) 110,000 shares were issued to the independent directors in lieu of their remuneration. Thus, the share of common stock issued and outstanding was 100,803,509 as of June 30, 2008.

(c) The following tables shows the events occurred in additional paid-in capital:

	December 31,	Events occurred during	June 30,
	2007	the reporting period	2008
Events			(Unaudited)
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	-	$584,481
To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)
Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434
To eliminate the common stock and additional paid-in capital of the former shell
company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770
To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)
Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038
Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)
To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285
To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)
Issuance of common stock 706,195 at $0.4622 per share	325,697.00	-	325,697
Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089.00	-	2,385,089
Debt discount on warrants issued with convertible promissory notes	5,174,911.00	-	5,174,911
Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347.00	-	470,347
Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461.00	-	92,461
Issuance of common stock to directors in lieu of their remuneration	-	75,790	75,790
Issuance of common stock to PIPE investors as penalty for registeration delay expenses	-	229,789	229,789
Additional paid-in capital, balance for the period ended	$21,547,929	305,579	$21,853,508

(d) As of December 31, 2007, 27,708,929 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding. During the six months ended June 30, 2008, 1,597,075 warrants were issuable to CRT Capital Group, LLC and 956,245 warrants were issuable to EastGate Financial, Inc. in lieu of their consultancy service. Thus the remaining balance as June 30, 2008 was 30,262,249

(e) .None options issued and outstanding.

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

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(3,822,578)	$(8,248,482)	$(1,785,165)	$(8,781,213))
Denominator:
Basic weighted-average shares outstanding	100,558,191	96,625,164	100,803,509	96,964,606
Effect of dilutive stock options & warrants	-	-	-	-
Diluted weighted-average shares outstanding	100,558,191	96,625,164	100,803,509	96,964,606
Net income (loss) per share:
Basic	$(0.04)	$(0.09)	$(0.02)	$(0.09)
Diluted	$(0.04)	$(0.09)	$(0.02)	$(0.09)

27.	Commitments and Contingencies

As of June 30, 2008, there was an operating lease commitment and the amounts are stated as follows;

June 30,
2008
(Unaudited)
Rental and Property Management Fee
Within one year	$98,745
One to two year	78,448
Total commitments payable	$177,192

28.	Segment Information

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

Selected financial information for each of these segments for the six months and three months ended June 30, 2008 and 2007 were as follows:

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Branded/Generic medicine segment	2008	2007	2008	2007
Revenue from external customers	$11,466,193	$6,030,722	$5,945,084	$3,691,259
Cost of sales	(7,613,680)	(3,772,866)	(3,832,526)	(2,316,634)
Gross profit	3,852,513	2,257,856	2,112,558	1,374,625
Gross margin	34%	37%	36%	37%
Research and development	-	-	-	-
Selling expense	(773,483)	(93,434)	(558,832)	(37,631)
General and administrative expense	(520,480)	(737,088)	(78,647)	(602,941)
Segment contribution	$2,558,550	$1,427,334	$1,475,079	$734,053
Contribution margin	22%	24%	25%	20%
Total assets, segment	$38,243,467	$24,684,456	$38,243,467	$24,684,456

Active pharmaceutical ingredients segment	2008	2007	2008	2007
Revenue from external customers	$580,332	$-	$579,984	$-
Cost of sales	(638,529)	(5,837)	(638,529)	(32)
Gross profit	(58,197)	(5,837	(58,545)	(32)
Gross margin	-10%	-	-10%	-
Research and development	-	-	-	-
Selling expense	(357)	-	(357)	3,011
General and administrative expense	(1,026,566)	(15,774)	(782,997)	(44,541)
Segment contribution	$(1,085,120)	$(21,611)	$(841,899)	$(41,562
Contribution margin	-187%	-	-145%	-
Total assets, segment	$8,436,445	$4,891,813	$8,436,445	$4,891,813

Bulk chemicals segment	2008	2007	2008	2007
Revenue from external customers	$-	$698,519	$-	$14,054
Cost of sales	-	(386,956)	-	(2,088)
Gross profit	-	311,563	-	11,966
Gross margin	-	45%	-	85%
Research and development	-	-	-	-
Selling expense	-	(26,553)	-	(144)
General and administrative expense	(305,968)	(760,246)	(7,991)	(669,682)
Segment contribution	$(305,968)	$(475,236)	$(7,991)	$(657,860)
Contribution margin		-68%	-	-4681%
Total assets, segment	$7,694,510	$8,424,467	$7,694,510	$8,424,467

Pharynigitis killer therapy segment	2008	2007	2008	2007
Revenue from external customers	$2,128	$23,053	$31	$17,946
Cost of sales	(117)	(1,187)	(2)	(880)
Gross profit	2,011	21,866	29	17,066
Gross margin	95%	95%	94%	95%
Research and development	-	-	-	-
Selling expense	(2,654)	(22,527)	(1,955)	(19,567)
General and administrative expense	(20,227)	(51,603)	(7,910)	(27,522)
Segment contribution	$(20,870)	$(52,264)	$(9,836)	$(30,023)
Contribution margin	-981%	-227%	-31729%	-167%
Total assets, segment	$108,332	$117,492	$108,332	$117,492

Gendicine (Ad-p53) segment	2008	2007	2008	2007
Revenue from external customers	$1,176,970	$1,484,558	$753,154	$1,484,558
Cost of sales	(110,651)	(169,268)	(74,674)	(169,268)
Gross profit	1,066,319	1,315,290	678,480	1,315,290
Gross margin	91%	89%	90%	89%
Research and development	(169,781)	(97,119)	(147,717)	(97,119)
Selling expense	(654,718)	(202,372)	(433,697)	(202,372)
General and administrative expense	(485,340)	(332,420)	(175,183)	(332,420)
Segment contribution	$(243,520)	$683,379	$(78,117)	$683,379
Contribution margin	-21%	-	-10%	46%
Total assets, segment	$14,048,551	$11,891,466	$14,048,551	$11,891,466

	TOTAL		TOTAL

	2008	2007	2008	2007
Total revenue from external customers	$13,225,623	$8,236,852	$7,278,253	$5,207,817
Cost of sales	(8,362,977)	(4,336,114)	(4,545,731)	(2,488,902)
Gross profit	4,862,646	3,900,738	2,732,522	2,718,915
Gross margin	37%	47%	38%	52%
Research and development	(169,781)	(97,119)	(147,717)	(97,119)
Selling expense	(1,431,212)	(344,886)	(994,841)	(256,703)
General and administrative expense	(2,358,581)	(1,897,131)	(1,052,728)	(1,677,106)
Segment contribution	$903,072	$1,561,602	$537,236	$687,987
Contribution margin	7%	19%	7%	13%
Total assets, segment	$68,531,305	$50,009,694	$68,531,305	$50,009,694

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment contribution	$903,072	$1,561,602	$537,236	$687,987
Unallocated amounts:
Loss on disposal of fixed assets		(14,931)	-	(14,931)
Other income	248,058	105,089	(53,635)	104,152
Government subsidy	-	273,115	-	273,115
Other corporate expenses	(4,537,116)	(9,706,741)	(1,987,769)	(9,411,826)
Total income / (loss) before minority interest and income taxes	$(3,385,986)	$(7,781,866)	$(1,504,168)	$(8,361,503)

The other corporate expenses for the six months and three months ended June 30, 2008 and 2007 composed of the following events:

	SIX MONTHS ENDED JUNE 30		THREE MONTHS ENDED JUNE 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Penalty to investor	$1,113,405	$120,000	$391,200	$-
Wages and salaries	192,675	1,199	40,910	-58,801
Audit and accounting	106,063	198,710	60,757	195,210
Amortization of debt issue cost	131,757	67,269	65,878	58,526
Consulting fee	371,960	7,882,416	191,460	7,882,416
Investor relation, transfer agent and filing fees	28,123	65,853	9,277	29,923
Director renumeration	140,468	33,945	29,595	33,945
Legal fee	76,675	39,379	45,051	4,284
Cash bonus	-	173,400	-	173,400
Travel and transportation	4,844	9,669	2	9,669
Office expense	1,120	2,297	-	-
Interest expense	2,340,580	1,066,406	1,128,298	1,048,821
Miscellaneous	29,446	46,198	25,341	34,433
Total	$4,537,116	$9,706,741	$1,987,769	$9,411,826

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Total assets, segment	$68,531,305	$50,009,694
Total assets of corporate:
Cash and cash equivalent	14,823	648,313
Bank indebtedness	1,296,941	-
Prepaid expesnes and deposit	8,391	2,716
Refundable purchase price paid	1,200,000	1,195,032
Due from related parties	876,729	-
Debit issue costs:
placement agent commission	196,188	461,931
Accumulative other comprehensive income	-	(45,922)
Total assets	$72,124,377	$52,271,764

The following table shows how the minority interest for the six months ended June 30, 2008 and 2007 was derived:

		Six Months Ended June 30, 2008
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$2,558,550	(1,085,120)	(305,968)	(20,870)	(243,520)	$903,072
Interest income/ (expenses)	(207,747)	1,059	3	(8)	(94,762)	(301,455)
Other income / (expenses)	(5,901)	(207)	1,964	6,748	245,454	248,058
Income taxes	(524,808)	-	-	-	-	(524,808)
Income / (loss) before minority interest	$1,820,094	(1,084,268)	(304,001)	(14,130)	(92,828)	$324,867
MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$91,005	(105,716)	(29,640)	(4,062)	(39,801)	$(88,216)

		Six Months Ended June 30, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,427,334	(21,611)	(475,236)	(52,264)	683,379	$1,561,602
Loss on disposal of assets	-	(9,833)	(5,098)	-	-	(14,931)
Interest income/ (expenses)	8,626	168	(2,607)	(22)	(48,548)	(42,383)
Government subsidy					273,115	273,115
Other income / (expenses)	(2,743)	(19,776)	1,751	-	125,857	105,089
Income / (loss) before minority interest	$1,433,217	(51,052)	(481,190)	(52,286)	1,033,803	$1,882,492
MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$71,661	(4,978)	(46,916)	(15,032)	443,259	$466,616

29.	Subsequent Events

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

(b)
As mentioned in Note 12, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of Rmb 12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb 12.80 million (or $1.87 million).

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation.

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

As of June 30, 2008 and 2007, the Company provided a $1,800,863 and $1,410,338 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the six months ended June 30, 2008 and 2007, the Company provided for a reserve against its work-in-progress amounting to $3,994,628 and 3,736,945, respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of June 30, 2008, the provision of reserve on work-in-progress was $3,994,628.

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

Operational Results

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007

The following table provides key components of our operational results for the six months ended June 30, 2008 and 2007 for Benda Pharmaceutical, Inc.

	June 30	June 30
	2008	2007
	(Unaudited)	(Unaudited)
Revenue	$13,225,623	$8,236,852
Cost of goods sold	(8,396,854)	(4,336,114)
Gross profit	4,828,769	3,900,738
Selling expenses	(1,431,212)	(344,886)
General and administravive expenses	(4,521,240)	(10,537,466)
Gains / (losses) on disposals of fixed assets	-	-
Research and development expenses	(169,781)	(97,119)
Total operating expenses	(6,122,233)	(10,979,471)
Operating income / (loss)	(1,293,464)	(7,078,733)
Interest expenses	(2,340,580)	(1,066,406)
Other income (expenses)	248,058	90,158
Government subsidies / grants	-	273,115
Income / (loss) before minority interest and income taxes	(3,385,986)	(7,781,866)
Income taxes	(524,808)	-
Minority interest	88,216	(466,616)
Net Income / (loss)	$(3,822,578)	$(8,248,482)
Earnings / (loss) per share - basic	$(0.04)	$(0.09)
Weighted average shares outstanding - basic	100,558,191	96,625,164
Earnings / (loss) per share - diluted	$(0.04)	$(0.09)
Weighted average shares outstanding - diluted	100,558,191	96,625,164

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

Net revenue increased by $4.98 million (or 60.57%) to $13.23 million for the six months ended June 30, 2008, from $8.24 million for the six months ended June 30, 2007. Increase in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiary, Benda Ebei’s net revenue increased $5.44 million (or 90.13%) to $11.47 million for the six months ended June 30, 2008 from $6.03 million for the six months ended June 30, 2007. It was mainly due to the increase sales of the existing major products and the introduction of new products and they are shown in the table below:

	Six months ended June 30,		Variance	Variance
Products (Million)	2008	2007	+ / (-)	+ / (-) %
Ribavirin injection	$0.22	$0.08	$0.14	163%
Gentamycin 80 thousand unit Injection	0.20	0.03	0.17	637%
Vatimin C,B1, B6, B12	0.53	0.25	0.29	115%
Suzheng-B Injection	1.39	1.27	0.12	10%
Jixuening Injection	0.99	0.88	0.12	13%
Shusai-A Injection	1.38	0.54	0.84	156%
Xujing	1.34	1.23	0.10	8%
Yidingshu Injection	1.64	1.48	0.16	11%
Huitening Injection	0.83	0.69	0.14	20%
Anagin	0.13	-	0.13	100%
Lincomycin Injection	0.49	-	0.49	100%
Kanamycin Injection	0.26	-	0.26	100%
Troxerutin Injection	$0.09	$-	$0.09	100%

2.	One of the Benda’s subsidiary, Jiangling Benda which resumed its production in October 2007 and achieved $0.58 million for six month ended June 30, 2008.

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

3.
One of the Benda’s subsidiary, Yidu Benda’s net revenue dropped $0.7 million (or 100%) to zero for the six month ended June 30, 2008 from $0.7 million for the six month ended June 30, 2007 due to the fact that the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

Yidu Benda has completed its upgrading of the waster water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process. Furthermore, the management is searching for new products to be produced in Yidu Benda which with higher profit margin.

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

5.
One of the Benda’s subsidiary, SiBiono, acquired and effective since April 1, 2007, net revenue decreased $0.3 million (or 20.72%) to $1.18 million for the six months ended June 30, 2008 from $1.48 million for the six months ended June 30, 2007. The reason for the slightly dropped in net revenue is mainly due to the fact that SiBiono was underwent a process of re-engineering of the production department during the reporting period. With such re-engineering, the management believes that there would be rapid growth in the following quarters.

Cost of Goods Sold
Cost of goods sold increased $4.05 million (or 92.87%) to 8.39 million for the six month ended June 30, 2008 from $4.34 million for the six month ended June 30, 2007, primarily due to the corresponding increase in net revenue.

Gross Profit
Gross profit increased $0.93 million (or 24.66%) to $4.83 million for the six month ended June 30, 2008 from $3.9 million for the six month ended June 30, 2007, which was mainly due to the increase the sales volume of Benda Ebei as the net revenue of it increased sharply.

Selling Expenses:
Selling expenses increased $1.09 million (or 314.98%) to $1.43 million for the six month ended June 30, 2008 from $0.34 million for the six month ended June 30, 2007, primarily due to the promotional fees for Gendicine in SiBiono and the introductory new products in Benda Ebei.

General and Administrative Expenses:
General and administrative expenses decreased $6.02 million (or 58.57%) to $4.52 million for the six month ended June 30, 2008 from $10.54 million for the six month ended June 30, 2007. The difference was mainly due to the fact that: (1) a consulting and professional fee, $7.88 million was incurred as for the SiBiono’s acquisition which happened in the six month ended June 30, 2007 (please refer to Note 19 of Consolidated Financial Statements); (2) a penalty, $1.11 million, to investors as for registration delay expenses incurred in the six month ended June 30, 2008; while the penalty to investors was only about $0.12 million in the six month ended June 30, 2007.

Operating Income/ (Loss):
The Company experienced an operating loss of $1.29 million for the six month ended June 30, 2008 while the operating loss from comparative period for 2007 was $7.08 million which was mainly due to significant decrease in G&A expenses.

Interest Expenses:
Interest expenses increased to $2.34 million for the six month ended June 30, 2008 from $1.07 million for the three month ended June 30, 2007 primarily because of the financing cost associated with the issuance of convertible promissory note. In which $150,786 was incurred for the interest of the notes and $1,882,244 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature. (Please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

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

For the six month ended June 30, 2008, only Ebei Benda had taxable income and incurred income tax of Rmb 3.7 million or $0.52 million. There was no income tax of the Group for the six month ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $1.64 million for the three months ended March 31, 2008 while for the three months ended March 31, 2007 was negative $215K.

a)	Non-cash operating activities, reconciliation items to the net income
For the six month ended June 30, 2007, an amount about $10.64 million non-cash operating activities was reconciled back to the net income and which mainly included consulting and professional fee related to SiBiono’s acquisition, bad debt provision, amortization of intangible assets, depreciation, minority interest and amortization of debt discount and debt issue cost.

However, for the six month ended June 30, 2008, about $4.3 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.
$1.88 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details);

2.	$230K that incurred as the penalty payment made in form of shares issuance to PIPE investors due to the late effective of the registered statement; and
3.	Other factors: $774K incurred on bad debt provision; $903K incurred on depreciation; $374K incurred on amortization of intangible assets; and $132K incurred on amortization of debt issue cost.

b)	Trade receivables
The net changes of trade receivable was increased by $1.85 million as of six month ended June 30, 2008 resulting from the increment in net revenue in the first half of 2008. The management also noticed that the net balance of the trade receivable, as of June 30, 2008, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

Trade receivables
a)
Customers whom have sales relationship with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that the collectibility from those is out of question;

b)	Due to the fact that there was a big natural disaster, earthquake that happened in the second quarter, it did affect the collection of trade receivables to certain extend; and
c)	The management realized that it did affect the cash flow situation of the company; therefore the company will put more efforts to reduce the balance of trade receivables.

Inventories
During the reporting period six month ended June 30, 2008, the net changes of inventories was about $1.3 million which was due to the increase of the purchase of raw materials in SiBiono and Benda Ebei which was incurred under the normal course of production.

For the six month ended June 30, 2007, an amount approximately $6.22 million was spent in the investing activities which were mainly used in the purchase of property and equipment and the payment of construction-in-progress. However, since most of the settlements were made in the year of 2007, thus the investing activities were relatively small in the six month ended June 30, 2008, only about $213K.

Financing cash inflow was $6.24 million for the reporting period six month ended June 30, 2007. The major event of it was a net amount $7.03 million was received from the issuance of convertible promissory notes. For the reporting period six month ended June 30, 2008, the financing cash inflow was $1.35 million. The major of it was a net amount $1.85 million was received from the commercial bank notes. (Please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Arbitration

On November 23, 2006, Benda Ebei entered into an Equity Transfer Agreement with Xiaozhi Zhang (“Zhang”), to purchase approximately 6.24% of SiBiono’s common stock for a total consideration of Rmb12.48 million (Rmb6.24 million in cash and shares of our common stock equal to Rmb6.24 million) (or $1.71 million) which was due and payable on or before June 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2008, 110,000 shares were issued to the independent directors in lieu of their remuneration.

On May 1, 2008, 523,438 shares were issued to PIPE investors as penalty for registration delay expenses.

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

On June 19, 2008, the Company filed a Form 8-K with the SEC disclosing a change in directors.

On June 26, 2008, the Company filed a Form 8-K with the SEC disclosing a restatement of the Company’s audited financial statements for the year ended December 31, 2007 and the unaudited financial statements for the quarter ended March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: August 14, 2008	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors