Form 10-Q
period 2008-09-30
Benda Pharmaceutical, Inc.
filed 2008-11-18
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

+86 (27) 8537-5532
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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2008: 101,344,379 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

September 30, 2008

 Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

CONTENTS

F1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED) AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED).

F3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED).

F4 - F34	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	September 30	December 31
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,685,375	$1,266,240
Trade receivables, net (Note 5)	11,895,149	10,472,233
Other receivables (Note 5)	326,620	453,595
Refundable purchase price paid (Note 6)	-	1,200,000
Short-term loan receivables (Note 5)	146,304	-
Due from related parties (Note 18)	11,559	-
Inventories (Note 7)	2,788,243	1,952,348
Prepaid expenses and deposits (Note 5)	1,187,384	933,299
Total current assets	18,040,634	16,277,715
Due from related parties (Note 18)	2,767,180	2,630,019
Property and equipments, net (Note 8)	28,301,078	27,123,035
Intangible assets, net (Note 9)	6,414,931	6,494,510
Goodwill (Note 10)	7,892,402	7,395,752
Restricted cash (Note 11)	5,905,365	3,957,624
Other assets (Note 12)	1,825,869	1,710,972
Refundable purchase price paid (Note 6)	1,200,000	-
Debt issue costs (Note 24)	129,585	327,945
Total Assets	$72,477,044	$65,917,572

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,259,525	$874,490
Bank loans payable (current portion) (Note 13)	2,976,792	2,867,004
Long term debt payable (current portion) (Note 14)	2,228,395	1,787,239
Accounts payable and accrued liabilities (Note 15)	6,244,768	4,665,984
Commercial notes payable (Note 11)	8,985,183	5,118,758
Taxes payable	997,717	1,279,385
Acquisition price payable (Note 10)	1,422,778	1,333,246
Wages payable	942,144	664,785
Due to related parties (Note 18)	1,097,171	-
Total current liabilities	26,154,473	18,590,891
Long term debt payable (long term portion) (Note 14)	-	425,001
Long-term convertible promissory notes (Note 24)	5,489,742	2,875,075
Due to related parties (Long-term) (Note 18)	997,550	3,193,618
Total liabilities	32,641,765	25,084,585

Minority interest	5,607,044	5,502,755

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Shareholders' Equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized; None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 105,155,355 shares issued and outstanding as of 9/30/2008; 100,170,071 shares issued and outstanding as of 12/31/2007 (Note 25)	105,155	100,170
Additional paid in capital (Note 25)	22,108,427	21,547,929
Retained earnings (unrestricted)	(4,564,049)	100,452
Statutory surplus reserve fund (Note 17)	2,310,681	2,310,681
Accumulative other comprehensive income	6,387,795	3,390,774
Shares issuable for acquisition and services	503,860	503,860
Total Shareholders' Equity	26,851,869	27,953,866
Total Liabilities & Shareholders' Equity	$72,477,044	$65,917,572

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$19,860,057	$15,796,295	$6,634,434	$7,559,443
Cost of goods sold	(12,610,394)	(8,106,393)	(4,213,540)	(3,770,279)
Gross profit	7,249,663	7,689,902	2,420,894	3,789,164

Selling expenses	(2,122,689)	(675,013)	(691,477)	(330,127)

General and administrative expenses
Amortization of intangible assets	(148,591)	(89,107)	(50,643)	(33,888)
Amortization of debt issue costs (Note 24)	(198,360)	(134,653)	(66,603)	(67,384)
Depreciation	(373,639)	(223,418)	(130,144)	(9,162)
Bad debts	(534,124)	(502,273)	239,769	274,586
Director remuneration	(162,968)	(58,959)	(22,500)	(25,014)
Penalty to investors (Note 20)	(1,380,173)	(540,000)	(266,768)	(420,000)
Brokerage fee	-	(291,124)	-	(51,161)
Cash bonus	-	(173,400)	-	-
Consulting and professional fees (Note 19)	-	(8,222,184)	-	(339,768)
Other general and administrative expenses (Note 21)	(2,764,256)	(1,801,814)	(743,982)	(827,675)
Total general and administrative expenses	(5,562,111)	(12,036,932)	(1,040,871)	(1,499,466)
Gains / (losses) on disposals of fixed assets	-	(8,398)	-	(8,398)
Research and development expenses	(249,357)	(310,084)	(79,576)	(212,965)
Total operating expenses	(7,934,157)	(13,030,427)	(1,811,924)	(2,050,956)
Operating income / (loss)	(684,494)	(5,340,525)	608,970	1,738,208

Interest income / (expenses) (Note 24)	(3,339,457)	(2,207,878)	(998,877)	(1,141,472)
Other income (expenses )	10,140	113,364	(237,918)	23,206
Government subsidies / grants (Note 22)	-	1,690,974	-	1,417,859

Income / (loss ) before minority interest and income taxes	(4,013,811)	(5,744,065)	(627,825)	2,037,801
Income taxes (Note 23)	(907,176)	-	(382,368)	-
Minority interest (Note 28)	256,486	(1,525,486)	168,270	(1,058,870)

Net income / (loss )	$(4,664,501)	$(7,269,551)	$(841,923)	$978,931

Earnings / (loss) per share - basic	$(0.05)	$(0.08)	$(0.01)	$0.01

Weighted average s hares outstanding - basic	100,887,853	96,872,524	101,556,376	97,359,178

Earnings / (loss) per share - diluted	$(0.05)	$(0.06)	$(0.01)	$0.01

Weighted average s hares outstanding - diluted (Note 26)	100,887,853	125,103,425	101,556,376	131,377,347

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income / (loss)	$(4,664,501)	$(7,269,551)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Consulting and professional fees (Note 19)	-	8,222,184
Bad Debt provision	534,125	502,273
Minority interest	(256,486)	1,525,486
Loss on disposals of fixed assets	-	8,398
Depreciation	1,414,763	608,108
Amortization of intangible assets	567,016	291,855
Amortization of debt issue costs (Note 24)	198,360	134,653
Interest expense (amortization of debt discount) (Note 24)	2,614,667	1,923,611
Penalty to investors settled by issuance of common stock	497,081	-
Government subsidies/grants, (Note 22)	-	(1,690,974)
Directors remuneration settled by issuance of common stock	75,900	-
Changes in operating assets and liabilities:
Trade receivables	(2,312,392)	(1,547,577)
Other receivables	239,155	126,535
Short-term loan receivable	(146,304)	-
Prepaid expenses and deposits	(85,211)	(208,455)
Inventories	(835,895)	(797,918)
Accounts payable and accrued liabilities	1,856,143	(442,978)
Taxes payable	(281,668)	404,427
Net cash provided by operating activities	(585,247)	1,790,077

Cash Flows From Investing Activities
Acquisition cost paid	-	(2,471,568)
Purchases of property and equipment and construction-in-progress	(210,254)	(4,886,889)
Purchases of intangible assets	-	(2,173,711)
Loans to related parties, net	-	(629,960)
Net cash used in investing activities	(210,254)	(10,162,128)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 24)	-	7,030,800
Proceeds and repayments of borrowings under related parties, net	(1,247,617)	(222,198)
Proceeds and repayments of borrowings under government debts payable, net	297,545	484,708
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	1,876,424	1,378,451
Proceeds and repayments of borrowings under bank loans, net	(81,082)	(596,760)
Net cash provided by (used in) financing activities	845,270	8,075,001
Effect of exchange rate changes on cash	369,366	(27,177)
Net increase in cash and cash equivalents	419,135	(324,227)

Cash and cash equivalents, beginning of period	1,266,240	1,676,119

Cash and cash equivalents, end of period	$1,685,375	$1,351,892

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$823,037	$98,430
Cash paid for income taxes	$954,431	$-

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 60 million (or $8.56 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 2.56 million (or $0.37 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb 62.56 million or $8.93 million. As of September 30, 2008, an accumulated amount, approximately Rmb 52.83 million or $7.51 million was paid and leaving a balance approximately $1.42 million (please refer to Note 10 for the details).

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

As of September 30, 2008, the organization and ownership structure of the Group is as follows:

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

As of September 30, 2008 and 2007, the Company provided a $1,552,068 and $1,138,503 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

As of September 30, 2008 and 2007, the Company provided a reserve against its work-in-progress amounting to $4,191,726 and $4,110,109, respectively. The reserve was raised due to the fact that most of the original liquid, a liquid element o produce Gendicine, was produced in the year of 2004 and this particular liquid can only be stored for approximately five years, therefore a reserve was provide against the work-in-progress (see Note 7). However, no reserve for obsolete, slow-moving or non-salable inventory was required for the reporting periods.

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

Impairment of Long-Lived Assets
The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Group believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued as of September 30, 2008 and 2007.

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

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $249,357 and $310,084 on direct research and development (“R&D”) efforts for the nine month ended September 30, 2008 and 2007, respectively.

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

Concentration of Credit Risk
A significant portion of the Group's cash as of September 30, 2008 and 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the nine month and three months ended September 30, 2008 and 2007:

		NINE MONTH ENDED SEPTEMBER 30,				THREE MONTH ENDED SEPTEMBER 30,
		2008		2007		2008		2007
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Revenue	$19,860,057%		$15,796,295%		$6,634,434%		$7,559,443%

	Individual customer's revenue
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	3,711,204	19%	2,926,070	19%	784,911	12%	1,081,848	14%
2	Hubei Hengchuan Health Products Co.,Ltd.	2,221,744	11%	-	0%	578,655	9%	-	0%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	2,191,049	11%	1,983,733	13%	800,653	12%	759,093	10%
4	Sheny ang Pharmaceutical Co. Ltd.	1,985,584	10%	1,758,171	11%	711,963	11%	635,121	8%
5	Jiangxi Huiren Pharmaceutical Co. Ltd.	1,602,885	8%	1,831,311	12%	647,020	10%	484,160	6%

	Account receivable, gross	$13,222,313%		$7,079,790%		$13,222,313%		$7,079,790%

	Individual customer's account receivable gross balance
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,769,557	13%	762,854	11%	1,769,557	13%	762,854	11%
2	Hubei Hengchuan Health Products Co.,Ltd.	1,232,435	9%	-	0%	1,232,435	9%	-	0%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,186,189	9%	1,084,825	15%	1,186,189	9%	1,084,825	15%
4	Sheny ang Pharmaceutical Co. Ltd.	963,855	7%	856,113	12%	963,855	7%	856,113	12%
5	Jiangxi Huiren Pharmaceutical Co. Ltd.	519,536	4%	675,836	10%	519,536	4%	675,836	10%

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

The exchange rates in effect as of September 30, 2008 and 2007 were stated as follows: (for RMB 1.00):

	September 30,	September 30,
	2008	2007
Fixed rate	$0.1463	$0.1330
Average rate	$0.1434	$0.1303

For the nine month ended September 30, 2008 and 2007, the foreign exchange loss was $7,060 and $13,702, respectively; for the three months ended September 30, 2008 and 2007, the foreign exchange loss was $4,904 and $45,684,respectively.

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

5.	Trade Receivables, Other Receivables, Prepaid and Deposits and Short-term Loan Receivable

(1)  Allowance for doubtful debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid and deposit as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Trade receivables, gross	$13,222,313	$10,909,921
Allowance for doubtful debts	(1,327,164)	(437,688)
Trade receivables, net	$11,895,149	$10,472,233

	September 30,	December 31,
	2008	2007
	(Unaudited)
Other receivables, gross	$375,815	$614,971
Allowance for doubtful debts	(49,195)	(161,376)
Other receivables, net	$326,620	$453,595

	September 30,	December 31,
	2008	2007
	(Unaudited)
Prepaid and deposits, gross	$1,363,093	$1,277,882
Allowance for doubtful debts	(175,709)	(344,583)
Prepaid and deposits, net	$1,187,384	$933,299

The change of the allowance for doubtful debts between the reporting periods, as of September 30, 2008 and 2007, is displayed as follows:

	NINE MONTHS ENDED SEPTEMBER 30
	2008	2007
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(943,647)	$(467,015)
Provision/Reversal during the period	(534,124)	(502,273)
Addition in lieu of acquisition of SiBiono	-	(118,288)
Foreign exchange difference	(74,297)	(50,927)
Balance at end of period	$(1,552,068)	$(1,138,503)

In general, the company set full allowance for trade receivables aged over 120 days which is general credit term granted to the customers. After deducting those allowances from the gross trade receivable, based on the management’s past experience, there would be no collectability issue on the net amount.

For the nine month ended September 30, 2008, the management assessed certain balances aged over 120 days and reviewed customer by customer and specified which did not have collectibility issue; then a 100% provision was made against all remaining balances outstanding over 120 days.

For the nine month ended September 30, 2008, the net trade receivable turnover day was 130 days which was slightly above the company’s general principle for the allowance which was mainly due to the fact of the big earthquake in the second quarter of 2008, it did affect the collection of trade receivables to certain extend. On the whole, the allowance made during the reporting period still fall in the normal situation.

(2)  Short-term loan receivable

The short-term receivable is due on June 30, 2009 and bears annual interest rate at prime rate (currently, as of November 12, 2008, the prime rate is 6.66%) published by People’s Bank of China.

6.	Refundable Purchase Price Paid

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO. As at September 30, 2008, the deal has not been closed as the product certificate still not received from FDA of the United States of America and the amount paid is refundable per agreement if such approval is not obtained. As the date when the certificate can be received from FDA of the United States of America can not be determined, the amount paid is reclassified as non-current assets as of September 30, 2008.

7.	Inventories

The Group’s inventories at September 30, 2008 and December 31, 2007 were comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$1,382,836	$1,078,438
Packing materials	99,323	155,101
Other materials / supplies	87,697	93,206
Finished goods	615,904	415,627
Work-in-progress	4,794,209	4,631,990
Total inventories at cost	6,979,969	6,374,362

Less: Reserves on work-in-progress	(4,191,726)	(4,422,014)

Total inventories, net	$2,788,243	$1,952,348

A reserve for obsolete, slow-moving or non-salable inventory was made on work-in-progress at the amount of $4,191,726 and $4,422,014 as of September 30, 2008 and December 31, 2007, respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of September 30, 2008, the provision of reserve on work in progress was $4,191,726.

8.  Property and Equipment

The Group’s property and equipment as of September 30, 2008 and December 31, 2007 were comprised as follows:

	December 31, 2007	Addition	Foreign Currency Translation Difference	September 30, 2008
				(Unaudited)
Buildings	$8,858,126	48,945	759,084	$9,666,155
Machinery and equipment	15,260,167	129,008	1,315,106	16,704,281
Office equipment	28,762	6,466	6,375	41,603
Motor Vehicles	206,252	25,835	18,266	250,353
Cost	24,353,307	210,254	2,098,831	26,662,392

Less: Accumulated Depreciation

Buildings	$(981,116)	(327,537)	(87,120)	$(1,395,773)
Machinery and equipment	(2,423,002)	(1,056,535)	(234,681)	(3,714,218)
Office equipment	(4,281)	(1,860)	1,803	(4,338)
Motor Vehicles	(46,447)	(28,831)	(4,343)	(79,621)
Accumulated Depreciation	(3,454,846)	(1,414,763)	(324,341)	(5,193,950)

Construction in progress	$6,224,573	186,252	421,812	$6,832,637

Total property and equipment, net	$27,123,035	(1,018,257)	2,196,302	$28,301,078

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with the Shanghai Pudong Development Bank (“Pudong Bank’) on August 14, 2007 and a supplementary agreement on January 21, 2008. Under the agreement this credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda.

As of September 30, 2008, the net book value of secured property and equipment was approximately Rmb135.07 million or $19.76 million.

The deprecation expense for the nine month ended September 30, 2008 was calculated as follows:

	Original Cost
	December 31, 2007	September 30, 2008	Average	Salvage Value	Estimate Useful Lives	Depreciation Calculated	Deprecation Reported	Difference
Building	$8,858,126	9,666,155	9,262,141	5%	25	263,971	327,537	(63,566)
Property and equipment	15,260,167	16,704,281	15,982,224	5%	13	910,987	1,056,535	(145,548)
Office equipment	28,762	41,603	35,183	5%	5	5,014	1,860	3,154
Motor vehicle	206,252	250,353	228,303	5%	5	32,533	28,831	3,702
Total property and equipments	$24,353,307	26,662,392	25,507,850			1,212,505	1,414,763	(202,258)

The above table shows the calculation of depreciation expenses for the nine month ended September 30, 2008. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The weighted average useful lives are used as the base for the calculation of depreciation as the estimated useful lives for buildings and property and equipments are varies from 20 to 30 years and 10 to 15 years, respectively.

The total depreciation expense for the nine month and the three months ended September 30, 2008 and 2007 are broken down as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$1,041,124	$384,690	$381,947	$298,368
Operating expenses	373,639	223,418	130,144	9,162
Balance at end of period	$1,414,763	$608,108	$512,091	$307,529

9.  Intangible Assets

The Group’s intangible assets as of September 30, 2008 and December 31, 2007 were comprised as follows:

	December 31, 2007	Addition	Foreign Currency Translation Difference	September 30, 2008
				(Unaudited)
Land-use rights	$2,875,796	-	231,730	$3,107,526
Drugs permits and licenses	2,564,996	-	206,687	2,771,683
Technology formulas	1,220,164	-	81,938	1,302,102
Patent	1,685,919	-	113,215	1,799,134
Cost	8,346,875	-	633,570	8,980,445

Land-use rights	$(201,030)	(56,052)	(16,694)	$(273,776)
Drugs permits and licenses	(1,291,425)	(200,840)	(98,926)	(1,591,191)
Technology formulas	(154,863)	(95,698)	(12,359)	(262,920)
Patent	(205,047)	(214,426)	(18,154)	(437,627)
Accumulated amortization	(1,852,364)	(567,016)	(146,133)	(2,565,514)

Total intangible assets, net	$6,494,510	(567,016)	487,437	$6,414,931

The amortization expense for the nine month ended September 30, 2008 was calculated as follows:

	December 31, 2007	September 30, 2008	Average	Estimated Useful lives	Amortization Calculated	Amortization Reported	Difference
Land-use rights	$2,875,796	3,107,526	2,991,661	40	$56,094	56,052	42
Drugs permits and licenses	2,564,996	2,771,683	2,668,340	10	200,125	200,840	(715)
Technology formulas	1,220,164	1,302,102	1,261,133	10	94,585	95,698	(1,113)
Patent	1,685,919	1,799,134	1,799,134	6	224,892	214,426	10,466
Total Intangible assets	$8,346,875	8,980,445	8,720,268		$575,696	567,016	8,680

The above table shows the calculation of amortization expenses for the nine month ended September 30, 2008. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

From the above calculation table, the patent, $1.68 million, was acquired in during the acquisition of SiBiono. It is amortized over the remaining useful lives, 6 years, whereas the original useful lives are 10 years.

The total amortization expense for the nine month and the three months ended September 30, 2008, and 2007 are broken down as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$418,425	$202,748	$142,758	$89,098
Operating expenses	148,591	89,107	50,643	33,888
Balance at end of period	$567,016	$291,855	$193,401	$122,986

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

As of September 30, 2008, there was an amount approximately $7.9 million was recorded as goodwill. Since SiBiono was turned to be profitable from the year of 2007, no impairment would be provided.

As of September 30, 2008, the total purchase price was Rmb62.56 million (or $8.93 million). Out of which, Rmb53.95 million (or $7.9 million) was recognized as goodwill and the remaining Rmb8.61 million (or $1.03 million) was allocated to identifiable assets and assumed liabilities of SiBiono as following:

Condensed Balance Sheet of SiBiono, as of March 31, 2007	In '000
Current Assets
Cash and cash equivalents	$590
Receivables, prepaid expenses and deposits	969
Inventories	688
Total current assets	2,247
Non-current Assets
Property and equipments, net	6,789
Intangible assets, net	1,939
Total non-current assets	8,728
Total Assets	$10,975
Current Liabilities
Trade payables and miscellaneous payables	$1,175
Current portion of long term loans payable	1,813
Current portion of long term government debts payable	2,710
Total current liabilities	5,698
Non-current Liabilities
Long term loans payable	1,360
Long term government debts payable	1,723
Due to related parties (long term)	338
Total non-current liabilities	3,421
Total liabilities	$9,119
Net assets	$1,856
% of equity interest acquired	60.13%
Net assets acquired	$1,116	Note a

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

As of September 30, 2008, out of the total acquisition cost Rmb62.56 million (or $8.93 million), the following payments were made:

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

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of September 30, 2008, the total amount paid was Rmb52.83 million (or $7.51 million) and the outstanding balance was Rmb9.73 million (or $1.42 million).

The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year 2008.

11.	Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at September 30, 2008 and December 31, 2007 was comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Deposits for issuance of commercial notes	$4,605,255	$2,615,254
Funds from government technolgy agencies	1,300,110	1,342,370
Total restricted cash	$5,905,365	$3,957,624

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;
b)	It is non-interest bearing;
c)	The repayment period of each commercial note payable is six months;
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

As of September 30, 2008, Benda Ebei and Jiangling Benda deposited an amount $4,605,255 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of September 30, 2008, the balance of the commercial bank notes payable was $8,985,183. Thus the net commercial bank notes payable was $4,379,928 as of September 30, 2008.

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,300,110 as of September 30, 2008. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,259,525 as of September 30, 2008.

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

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation. Please also see the note descriptions in Note 29, Subsequent Events.

13.	Bank Loans Payable

The Group’s bank loans as of September 30, 2008 and December 31, 2007 were comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Bank loans due within one year	$2,976,792	$2,867,004
Bank loans due after one year	-	-
Total bank loans	$2,976,792	$2,867,004

As of September 30, 2008 and December 31, 2007, Sibiono, had one outstanding bank loan with an amount $2,976,792 and $2,867,004, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes. This loan carries annual interest rate of 6.34% and matures on April 29, 2008. As of September 30, 2008, this loan has matured and SiBiono reached an oral agreement with the bank to extend the loan on a monthly basis. This loan is personal guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $140,547 and $98,430 for the nine month ended September 30, 2008 and 2007, respectively.

14.	Long Term Debt Payable

As of September 30, 2008, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable as of September 30, 2008, and December 31, 2007 were comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Long-term debt payable due within one year	$2,228,395	$1,787,239
Long-term debt payable due after one year	-	425,001
Total long-term debt payable	$2,228,395	$2,212,240

Even though there were $2,228,395 long term debt payable due within one year as of September 30, 2008, because of its non-repayable feature, the obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the nine month ended September 30, 2008, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15.	Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of September 30, 2008 and December 31, 2007 were comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Trade payable	$660,602	$305,443
Deposits paid by customer	267,676	160,818
Acquistion cost payable following the arbitration (Note 12)	1,872,068	1,754,263
Accrued liabilities	3,038,114	2,162,455
Miscellaneous payables	406,307	283,005
Total account payables and accurred liabilities	$6,244,768	$4,665,984

16.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC. Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of September 30, 2008 and December 31, 2007, the Group accrued approximately $444,165 and $345,000 for the employees’ welfare respectively.

17.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries. Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of September 30, 2008 and December 31, 2007, the registered capital of the Group’s PRC subsidiaries was $20,026,617.

18.	Related Party Transactions

Due from related parties as of September 30, 2008 and December 31, 2007 were comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Yiqing Wan
Due to Ever Leader Holdings Co. Ltd.	$649,161	$646,429
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	253,098	72,949
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	-	3,608
Hubei Benda Science and Technology Co. Ltd
Due to Yidu Benda Chemicals Co. Ltd.	1,602,990	1,502,118
Due to Ever Leader Holdings Co. Ltd.	231,132	230,160
Feng Wang
Due to Beijing Shusai Pharyngitis Research Co. Ltd.	30,800	29,318
Qin Yu
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,311	-
Hua Shen
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	-	137,097
Pong Tsaiohuei
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	-	3,257
Xiaozhi Zhang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	5,424	5,083
Yiaojing Wang
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	289	-
Rong He
Due to Shenzhen SiBiono Gene Tech Co. Ltd.	534	-
Total due from related parties	$2,778,739	$2,630,019

Due to related parties as of September 30, 2008 and December 31, 2007 were comprised as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Hubei Benda Science and Technology Co. Ltd
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	$28,527	$49,056
Due from Jiangliang Benda Pharamaceutical Co. Ltd.	808,954	1,872,374
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	14,781	6,846
Wei Xu
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	182,742	-
Due from Everleader Holding Ltd.	737,255	-
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	50,698	-
Hua Xu
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	25,457	-
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	-	1,009,792
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	-	61,491
Xu, Huei
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	28,410	-
Yiqing, Wan
Due from Yidu Benda Chemicals Co. Ltd.	559	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	139,133	137,687
Hui Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	-	26,622
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	-	3,153
Xue Wei
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.
Due from Beijing Shusai Pharyngitis Research Co. Ltd.	65,620	-
Hua Shen
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	9,251	26,597
Tongyi Tien
Due from Sibiono	364	-
Pong Tsaiohuei
Due from Shenzhen SiBiono Gene Tech Co. Ltd.	2,970	-
Total due to related parties
	$2,094,721	$3,193,618

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at September 30, 2008.

According to the signed agreements mentioned in above, the redemption would be required to perform in September 2008, However the company has already obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption would be deferred to the year of 2009.

20.	Penalty to investors

For the nine month ended September 30, 2008 and 2007, the amount of penalty to investors mainly composed of the following events

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
	(Unaudited)	(Unaudited)
Registeration delay expense	$1,113,405	$540,000
Make Good Agreement	266,768	-
	$1,380,173	$540,000

(A)
In accordance with FASB staff position No. EITF00-19-2 the Group recorded $1,113,405 in Registration Delay Expense, for the nine month ended September 30, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. According to the signed agreement, the penalty would be capped 10% of the total fund raised and such cap was reached in June 2008, thus there would be no more penalties incurred onwards. Furthermore, the Registration Statement had been effective in August 2008.

(B)
According to the Investment Agreements (issuance of convertible promissory notes) in March 2007, the securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”). In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.07. On Aug 25, 2008, the Group issued 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768 and booked as penalty.

21.	Other general and administrative expenses

For the nine month and three months ended September 30, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following events:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Audit and accounting	$232,509	$265,608	$30,680	$57,670
Legal fees	166,800	199,034	52,096	118,357
Office expenses	451,979	258,047	159,449	115,968
Salaries and wages	712,810	482,316	197,817	257,716
Consulting fee	637,409	47,054	202,636	8,063
Rent & Utilities	75,848	43,510	20,018	14,736
Investor relation, Transfer agent and filing fees	30,843	92,641	2,720	26,788
Travel and transportation	185,379	205,159	25,045	121,402
Repair and maintanence	136,890	11,443	17,791	5,744
Miscellaneous	133,789	197,002	35,730	101,231
Total other general & administrative	$2,764,256	$1,801,814	$743,982	$827,675

22.	Government Subsidies / Grants

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants. During the nine month ended September 30, 2008, there were no government subsidies / grants recognized as revenue.

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the nine month ended September 30, 2008 and 2007 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the nine month ended September 30, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

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

For the nine month ended September 30, 2008, only Ebei Benda had taxable income and incurred income tax of Rmb 6.3 million or $0.91 million. There was no income tax of the Group for the nine month ended September 30, 2007.

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

On July 10, 2008, 10 units of were converted to shares of 540,870. Therefore, as of September 30, 2008, the aggregate $7,260,000 principal balance of the notes remained outstanding and for the nine month ended September 30, 2008, the Group recorded $227,007 of interest expense related to the Notes.

During the nine month ended September 30, 2008, the Group recorded $2,614,667 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes. For the nine month ended September 30, 2008, the Group recorded $198,360 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”). In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.065. During the nine months ended September 30, the Group issued shares 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768.

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

In accordance with FASB staff position No. EITF00-19-2, during the nine month ended September 30, 2008 the Group recorded $1,113,405 for Registration Delay Expense or penalty to investors. According to the signed agreement, the penalty would be capped 10% of the total fund raised and such cap was reached in June 2008, thus there would be no more penalties incurred onwards. Furthermore, the Registration Statement had been effective in August 2008.

25.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of September 30,2008 and December 31, 2007, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)
As of December 31, 2007, 100,170,071 shares of common stock were issued and outstanding, par value $0.001 each; During the nine month ended September 30, 2008:; (i) 523,438 shares were issued to PIPE investors as penalty for registeration delay expenses (see Note 20); (ii) 110,000 shares were issued to the independent directors in lieu of their remuneration; (iii) 540,870 shares were issued upon conversion of 10 units of convertible promissory notes; and (iv) 3,810,976 shares were issued to the investors under the Make Good Agreement . Thus, the share of common stock issued and outstanding was 105,155,355 as of September 30, 2008.

(c)	The following tables shows the events occurred in additional paid-in capital:

	December 31,	Events occurred during	September 30,
	2007	the reporting period	2008
Events			(Unaudited)
To record the changes of par value from $0.01 to $0.001 of the outstanding common stock as of 11/17/2005	$584,481	-	$584,481
To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)
Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434
To eliminate the common stock and additional paid-in capital of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770
To eliminate the accumulated deficit of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)
Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038
Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)
To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285
To record the placement agent commission and transaction related fee of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)
Issuance of common stock 706,195 at $0.4622 per share	325,697.00	-	325,697
Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089.00	-	2,385,089
Debt discount on warrants issued with convertible promissory notes	5,174,911.00	-	5,174,911
Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347.00	-	470,347
Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461.00	-	92,461
Issuance of common stock to directors in lieu of their remuneration	-	75,790	75,790
Issuance of common stock to PIPE investors as penalty for registeration delay expenses	-	229,789	229,789
Conversion of convertible promissory notes	-	(8,039)	(8,039)
Issuance of common stock to investors under "Make Good Agreement"	-	262,957	262,957
Additional paid-in capital, balance for the period ended	$21,547,929	560,498	$22,108,427

(d)
As of December 31, 2007, 27,708,929 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding. During the nine month ended September 30, 2008, 1,597,075 warrants were issuable to CRT Capital Group, LLC and 958,245 warrants were issuable to EastGate Financial, Inc. in lieu of their consultancy service. Thus the remaining balance as September 30, 2008 was 30,262,249

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

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEMTEMBER 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(4,664,501)	$(7,269,551)	$(841,923)	$978,931

Denominator:
Basic weighted-average shares outstanding	100,887,853	96,872,524	101,556,376	97,359,178
Effect of dilutive stock options & warrants	-	28,230,901	-	34,018,169
Diluted weighted-average shares outstanding	100,887,853	125,103,425	101,556,376	131,377,347

Net income (loss) per share:
Basic	$(0.05)	$(0.08)	$(0.01)	$0.01
Diluted	$(0.05)	$(0.06)	$(0.01)	$0.01

27.	Commitments and Contingencies

As of September 30, 2008, there was an operating lease commitment and the amounts are stated as follows;

September 30,
2008
(Unaudited)
Rental and Property Management Fee
Within one year	$98,986
One to two year	78,639
Total commitments payable	$177,625

28.	Segment Information

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

Selected financial information for each of these segments for the nine month and three months ended September 30, 2008 and 2007 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Branded/Generic medicine segment	2008	2007	2008	2007
Revenue from external customers	$17,439,205	$11,780,412	$5,973,012	$5,749,690
Cost of sales	(11,479,479)	(7,325,194)	(3,831,922)	(3,552,328)
Gross profit	5,959,726	4,455,218	2,141,090	2,197,362
Gross margin	34%	38%	36%	38%
Research and development	-	-	-	-
Selling expense	(1,093,119)	(154,359)	(319,636)	(60,925)
General and administrative expense	(516,513)	(829,340)	(29,908)	(92,252)
Segment contribution	$4,350,094	$3,471,519	$1,791,546	$2,044,185
Contribution margin	25%	29%	30%	36%

Total assets, segment	$39,164,262	$27,406,710	$38,243,467	$27,406,710

Active pharmaceutical ingredients segment	2008	2007	2008	2007
Revenue from external customers	$609,139	$-	$28,807	$-
Cost of sales	(669,313)	(5,863)	(30,784)	(26)
Gross profit	(60,174)	(5,863)	(1,977)	(26)
Gross margin	-10%	-	-7%	-
Research and development	-	(355)	-	(355)
Selling expense	(3,716)	-	(3,359)	-
General and administrative expense	(1,154,333)	(55,568)	(127,767)	(39,794)
Segment contribution	$(1,218,223)	$(61,786)	$(133,103)	$(40,175)
Contribution margin	-200%	-	-462%	-

Total assets, segment	$8,545,875	$7,678,034	$8,436,445	$7,678,034

Bulk chemicals segment	2008	2007	2008	2007
Revenue from external customers	$-	$701,590	$-	$3,071
Cost of sales	-	(388,657)	-	(1,701)
Gross profit	-	312,933	-	1,370
Gross margin	-	45%	-	45%
Research and development	-	-	-	-
Selling expense	-	(26,669)	-	(116)
General and administrative expense	(438,355)	(828,357)	(132,387)	(68,111)
Segment contribution	$(438,355)	$(542,093)	$(132,387)	$(66,857)
Contribution margin	-	-77%	-	-2177%

Total assets, segment	$7,553,516	$6,943,868	$7,694,510	$6,943,868

Pharynigitis killer therapy segment	2008	2007	2008	2007
Revenue from external customers	$3,106	$35,791	$978	$12,738
Cost of sales	(3,397)	(4,843)	(3,280)	(3,656)
Gross profit	-291	30,948	(2,302)	9,082
Gross margin	-9%	86%	-235%	71%
Research and development	-	-	-	-
Selling expense	(4,346)	(34,526)	(1,692)	(11,999)
General and administrative expense	(24,548)	(81,814)	(4,321)	(30,211)
Segment contribution	$(29,185)	$(85,392)	$(8,315)	$(33,128)
Contribution margin	-940%	-239%	-850%	-260%

Total assets, segment	$99,744	$115,588	$108,332	$115,588

Gendicine (Ad-p53) segment	2008	2007	2008	2007
Revenue from external customers	$1,808,607	$3,278,502	$631,637	$1,793,944
Cost of sales	(458,205)	(381,836)	(347,554)	(212,568)
Gross profit	1,350,402	2,896,666	284,083	1,581,376
Gross margin	75%	88%	45%	88%
Research and development	(249,357)	(309,729)	(79,576)	(212,610)
Selling expense	(1,021,508)	(459,459)	(366,790)	(257,087)
General and administrative expense	(518,651)	(492,063)	(33,311)	(159,643)
Segment contribution	$(439,114)	$1,635,415	$(195,594)	$952,036
Contribution margin	-24%	50%	-31%	53%

Total assets, segment	$13,808,709	$12,449,840	$14,048,551	$12,449,840

	TOTAL		TOTAL
	2008	2007	2008	2007
Total revenue from external customers	$19,860,057	$15,796,295	$6,634,434	$7,559,443
Cost of sales	(12,610,394)	(8,106,393)	(4,213,540)	(3,770,279)
Gross profit	7,249,663	7,689,902	2,420,894	3,789,164
Gross margin	37%	49%	36%	50%
Research and development	(249,357)	(310,084)	(79,576)	(212,965)
Selling expense	(2,122,689)	(675,013)	(691,477)	(330,127)
General and administrative expense	(2,652,400)	(2,287,142)	(327,694)	(390,011)
Segment contribution	$2,225,217	$4,417,663	$1,322,147	$2,856,061
Contribution margin	11%	28%	20%	38%

Total assets, segment	$69,172,106	$54,594,041	$68,531,305	$54,594,041

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment contribution	$2,225,217	$4,417,663	$1,322,147	$2,856,061
Unallocated amounts:
Loss on disposal of fixed assets	-	(8,398)	-	6,533
Other income	10,140	113,364	(237,918)	23,206
Government subsidy	-	1,690,974	-	1,417,859
Other corporate expenses	(6,249,168)	(11,957,668)	(1,712,054)	(2,265,858)

Total income / (loss) before minority interest and income taxes	$(4,013,811)	$(5,744,065)	$(627,825)	$2,037,801

The other corporate expenses for the nine month and three months ended September 30, 2008 and 2007 composed of the following events:

	NINE MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consulting and professional fee	$-	$8,222,184	$-	$339,768
Penalty to investor	1,380,173	540,000	266,768	420,000
Wages and salaries	295,421	66,199	102,746	65,000
Audit and accounting	130,735	208,692	24,672	9,982
Amortization of debt issue cost	198,360	134,653	66,603	67,384
Consulting fee	560,040	35,000	188,080	35,000
Investor relation, transfer agent and filing fees	30,843	92,641	2,720	26,788
Director renumeration	162,968	58,959	22,500	25,014
Legal fee	107,315	39,708	30,640	329
Cash bonus	-	173,400	-	-
Travel and transportation	4,844	32,448	-	22,779
Office expense	1,120	20,191	-	17,894
Interest expense	3,339,457	2,207,878	998,877	1,141,472
Miscellaneous	37,892	125,715	8,448	94,448
Total	$6,249,168	$11,957,668	$1,712,054	$2,265,858

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of September 30, 2008 and 2007:

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Total assets, segment	$69,172,106	$54,594,041

Total assets of corporate:
Cash and cash equivalent	39,615	221,298
Bank indebtedness	1,259,525	1,218,240
Prepaid expesnes and deposit	5,672	9,983
Refundable purchase price paid	1,200,000	1,200,000
Due from related parties	670,541	1,099,345
Debit issue costs:
placement agent commission	129,585	394,547
Accumulative other comprehensive income

Total assets	$72,477,044	$58,737,454

The following table shows how the minority interest for the nine month ended September 30, 2008 and 2007 was derived:

	Nine Months Ended September 30, 2008
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$4,350,094	(1,218,223)	(438,355)	(29,185)	(439,114)	$2,225,217
Interest income/ (expenses)	(339,014)	1,010	6	(8)	(142,689)	(480,695)
Other income / (expenses)	(13,874)	228	2,953	6,820	14,013	10,140
Income taxes	(907,176)	-	-	-	-	(907,176)
Income / (loss) before minority interest	$3,090,030	(1,216,985)	(435,396)	(22,373)	(567,790)	$847,486

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$154,502	(118,656)	(42,451)	(6,432)	(243,448)	$(256,486)

	Nine Months Ended September 30, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$3,471,519	(61,786)	(542,093)	(85,392)	1,635,415	$4,417,663
Loss on disposal of assets	-	(3,278)	(5,120)	-	-	(8,398)
Interest income/ (expenses)	(45,895)	90	(2,620)	(21)	(96,247)	(144,693)
Government subsidy	-	-	-	-	1,690,974	1,690,974
Other income / (expenses)	(2,879)	(14,268)	2,638	(1,303)	129,176	113,364
Income / (loss) before minority interest	$3,422,745	(79,242)	(547,195)	(86,716)	3,359,318	$6,068,910

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$171,137	(7,726)	(53,352)	(24,931)	1,440,358	$1,525,486

29.	Subsequent Events

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court and demand Zhaozhu Peng to transfer back all the mentioned patents that mentioned in above to SiBiono. The case has been acceptance by the Court and is waiting for its further investigation.

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

As of September 30, 2008 and 2007, the Company provided a $1,552,068 and $1,138,503 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the nine months ended September 30, 2008 and 2007, the Company provided for a reserve against its work-in-progress amounting to $4,191,726 and $4,110,109 respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of September 30, 2008, the provision of reserve on work-in-progress was $4,191,726.

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

Operational Results

Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007

The following table provides key components of our operational results for the nine months ended September 30, 2008 and 2007 for Benda Pharmaceutical, Inc.

	September	September
	2008	2007
	(Unaudited)	(Unaudited)
Revenue	$19,860,057	$15,796,295
Cost of goods sold	(12,610,394)	(8,106,393)
Gross profit	7,249,663	7,689,902

Selling expenses	(2,122,689)	(675,013)

General and administravive expenses	(5,562,111)	(12,036,932)
Gains / (losses) on disposals of fixed assets	-	(8,398)
Research and development expenses	(249,357)	(310,084)
Total operating expenses	(7,934,157)	(13,030,427)
Operating income / (loss)	(684,494)	(5,340,525)

Interest expenses	(3,339,457)	(2,207,878)
Other income (expenses)	10,140	113,364
Government subsidies / grants	-	1,690,974

Income / (loss) before minority interest and income taxes	(4,013,811)	(5,744,065)
Income taxes	(907,176)	-
Minority interest	256,486	(1,525,486)

Net Income / (loss)	$(4,664,501)	$(7,269,551)

Earnings / (loss) per share - basic	$(0.05)	$(0.08)

Weighted average shares outstanding - basic	100,887,853	96,872,524

Earnings / (loss) per share - diluted	$(0.05)	$(0.06)

Weighted average shares outstanding - diluted	100,312,873	125,103,425

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

Net revenue increased by $4.06 million (or 26%) to $19.9 million for the nine months ended September 30, 2008, from $15.8 million for the nine months ended September 30, 2007. Increase in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiary, Benda Ebei’s net revenue increased $5.6 million (or 47.5%) to $17.4 million for the nine months ended September 30, 2008 from $11.8 million for the nine months ended September 30, 2007. It was mainly due to the increase sales of the existing major products and they are shown in the table below:

	Nine months ended September 30,		Variance	Variance
Products (Million)	2008	2007	+ / (-)	+ / (-) %
Lincomycin	$0.90	$0.80	$0.10	13%
Kanamycin	$0.30	$0.11	$0.18	161%
Suzheng-B	$2.19	$1.91	$0.28	15%
Jixuening	$1.64	$1.31	$0.34	26%
Shusai-A	$1.40	$0.90	$0.50	55%
Huitening	$1.43	$0.63	$0.80	126%
Vitamin Injection	$1.05	$0.85	$0.20	24%

2.	One of the Benda’s subsidiary, Jiangling Benda which resumed its production in October 2007 and achieved $0.6 million for nine month ended September 30, 2008.

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

3.
One of the Benda’s subsidiary, Yidu Benda’s net revenue dropped $0.7 million (or 100%) to zero for the nine months ended September 30, 2008 from $0.7 million for the nine months ended September 30, 2007 due to the fact that the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

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

5.
One of the Benda’s subsidiary, SiBiono, acquired and effective since April 1, 2007, net revenue decreased $1.5 million (or 42.8%) to $1.8 million for the nine months ended September 30, 2008 from $3.3 million for the nine months ended September 30, 2007. The reason for the dropped in net revenue is mainly due to the fact that SiBiono was underwent a process of re-engineering of the production department during the reporting period. With such re-engineering, the management believes that there would be rapid growth in the following quarters.

Cost of Goods Sold
Cost of goods sold increased $4.5 million (or 55.5%) to $12.6 million for the nine months ended September 30, 2008 from $8.1 million for the nine months ended September 30, 2007, primarily due to the corresponding increase in net revenue.

Gross Profit
Gross profit slightly decreased $0.4 million (or 5.1%) to $7.25 million for the nine months ended September 30, 2008 from $7.69 million for the nine months ended September 30, 2007, which was mainly due to the decrease in the sales volume of Gendicine which associated with high gross profit margin.

Selling Expenses:
Selling expenses increased $1.45 million (or 214%) to $2.12 million for the nine months ended September 30, 2008 from $0.67 million for the nine months ended September 30, 2007, primarily due to the promotional fees for Gendicine in SiBiono and Benda Ebei.

General and Administrative Expenses:
General and administrative expenses decreased $6.47 million (or 58.57%) to $5.56 million for the nine months September June 30, 2008 from $12 million for the nine months ended September 30, 2007. The difference was mainly due to the fact that: (1) a consulting and professional fee, $7.88 million was incurred as for the SiBiono’s acquisition which happened in the six month ended June 30, 2007 (please refer to Note 19 of Consolidated Financial Statements); (2) a penalty, $1.38 million, to investors as for registration delay expenses and non-achievement of the Performance Threshold according to the Make Good Agreement signed in November 2006 incurred in the nine months ended September 30, 2008; while the penalty to investors was only about $0.12 million in the six month ended June 30, 2007.

Operating Income/ (Loss):
The Company experienced an operating loss of $0.68 million for the nine months ended September 30, 2008 while the operating loss from comparative period for 2007 was $5.34 million which was mainly due to significant decrease in G&A expenses.

Interest Expenses:
Interest expenses increased to $3.34 million for the nine months ended September 30, 2008 from $2.21 million for the nine months ended September 30, 2007 primarily because of the financing cost associated with the issuance of convertible promissory note. For the nine months ended September 30, 2008, $0.23 million was incurred for the interest of the notes and $2.61 million in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature. (Please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the nine months ended September 30, 2008 and 2007 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the nine months ended September 30, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

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

For the nine months ended September 30, 2008, only Ebei Benda had taxable income and incurred income tax of Rmb6.3 million or $0.91 million. There was no income tax of the Group for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $0.6 million for the nine months ended September 30, 2008 while for the nine months ended September 30, 2007 was negative $1.79 million

a)	Non-cash operating activities, reconciliation items to the net income
For the nine months ended September 30, 2007, an amount about $11.5 million non-cash operating activities was reconciled back to the net income and which mainly included consulting and professional fee related to SiBiono’s acquisition, bad debt provision, amortization of intangible assets, depreciation, minority interest, amortization of debt discount and debt issue cost and government subsidies.

However, for the nine months ended September 30, 2008, about $5.57 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.
$2.61 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details);

2.	$0.5 million that incurred as the penalty payment made in form of shares issuance to PIPE investors due to the late effective of the registered statement; and
3.	Other factors: $534K incurred on bad debt provision; $1.4 million incurred on depreciation; $567K incurred on amortization of intangible assets; and $198K incurred on amortization of debt issue cost.

b)	Trade receivables
The net changes of trade receivable was increased by $2.3 million for nine months ended September 30, 2008 resulting from the increment in net revenue in the three quarters of 2008. The management also noticed that the net balance of the trade receivable, as of June 30, 2008, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

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

For the nine months ended September 30, 2007, an amount approximately $10.16 million was spent in the investing activities which were mainly used in the acquisition of SiBiono and purchase of property and equipment and the payment of construction-in-progress. However, since most of the settlements were made in the year of 2007, thus the investing activities were relatively small in the nine months ended September 30, 2008, only about $210K.

Financing cash inflow was $8.07 million for the reporting period nine months ended September 30, 2007. The major event of it was a net amount $7.03 million was received from the issuance of convertible promissory notes. For the reporting period nine months ended September 30, 2008, the financing cash inflow was $0.84 million. The major of it was a net amount $1.88 million was received from the commercial bank notes. (Please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Arbitration

On November 23, 2006, Benda Ebei entered into an Equity Transfer Agreement with Xiaozhi Zhang (“Zhang”), to purchase approximately 6.24% of SiBiono’s common stock for a total consideration of Rmb12.48 million (Rmb6.24 million in cash and shares of our common stock equal to Rmb6.24 million) (or $1.71 million) which was due and payable on or before September 30, 2007.

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

On May 22, 2008, Benda Ebei submitted a “Termination Execution Application” to the Peoples’ Court of Shenzhen Nan Shan District in order to terminate the arbitration award concluded by Shenzhen Arbitration Commission dated November 27, 2007 based on the fact that Xiaozhi Zhang only holds 3.28% equity interest of SiBiono, not 6.24% as previously disclosed to the Company. The application has been accepted by the Commission, and we are currently waiting the determination.

Intellectual Property

On August 27, 2008, our subsidiary Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”) received Case Acceptance Letters from the Guongdong Province Shenzhen City (Middle) Peoples’ Court accepting a lawsuit against Zhaohui Peng, one of the shareholders of Sibiono and the inventor of Gendicine, to transfer title of all patents to SiBiono.

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

As indicated in the above table, Item 1, the patent “A new method for manufacturing recombinant adenovirus” had been assigned to SiBiono; however, the other 5 approved patents (item 2 through item 6) in PRC still have not been assigned to SiBiono. We believe that all the above mentioned patents should be rightfully transferred to SiBiono.

Except as disclosed above, we are not aware of any pending or threatened legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2008, 540,870 shares were issued to an investor upon conversion of certain promissory notes.

On August 25, 2008, 3,810,976 shares were issued to the April 2007 PIPE investors as make good shares pursuant to the Make Good and Escrow Agreement.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On August 18, 2008, the Company filed a Form 8-K with the SEC disclosing the appointment of our chief operating officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: November 18, 2008	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors