Form 10-K
period 2008-12-31
Benda Pharmaceutical, Inc.
filed 2009-04-15
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 0-16397

BENDA PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	41-2185030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Taibei Mingju, 4th Floor,
6 Taibei Road, Wuhan, Hubei Province, 430015, PRC
(Address of principal executive offices)

+86 (27) 85494916
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $.001 Per Share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Issuer's revenues for its most recent fiscal year: $25,037,427

As of April 9, 2009, 105,155,355 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on April 8, 2009 by the NASD Over-the-Counter Bulletin Board) was approximately $2,628,884.

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

Benda owns all of the capital stock of Ever Leader Holdings Limited, a holding company incorporated under the laws of Hong Kong SAR on October 29, 2005. Ever Leader owns 95% of the issued and outstanding capital stock of Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd. (“Benda Ebei”), a Sino-Foreign Equity Joint Venture company incorporated under the laws of the PRC. Benda Ebei owns: (i) 95% of the issued and outstanding capital stock of Jiangling Benda Pharmaceutical Co., Ltd. (“Jiangling Benda”), a company formed under the laws of the PRC; (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co., Ltd. (“Yidu Benda”), a company incorporated under the laws of the PRC; (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co., Ltd. (“BJ Shusai”), a company incorporated under the laws of the PRC; and (iv) 60.13% of the issued and outstanding capital stock of Shenzhen SiBiono Gene Technology Co., Ltd. (“SiBiono”), a company incorporated under the laws of the PRC.

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

Recent Financing

The closing of the Exchange Agreement described above was contingent on a minimum of $10,000,000 (or such lesser amount as mutually agreed to by Ever Leader and the placement agent) being subscribed for, and funded into escrow, by certain accredited and institutional investors ("Investors") in a private placement offering for the purchase of Units, each Unit consisting of 54,087 shares of our Common Stock ("Common Stock") and 54,087 common stock purchase warrants promptly after the closing of the Exchange transaction under terms and conditions approved by our board of directors immediately following the Exchange (the “Financing”). The closing of the Financing was contingent on the closing of the Exchange transaction, and the Exchange transaction was contingent on the closing of the Financing. On November 15, 2006, we completed this private placement offering. We received gross proceeds of approximately $12 million in connection with the Financing from the Investors. Pursuant to Subscription Agreements entered into with these Investors, we sold 480 Units for a total of 25,961,760 shares of its Common Stock and warrants to purchase an additional 25,961,760 shares of our common stock to the Investors. The price per Unit in the Financing was $25,000.

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

In order to finance the acquisition of a majority of the shares of Shenzhen SiBiono GeneTech Co., Ltd. (“SiBiono”), on April 5, 2007, we entered into an Investment Agreement (“April Financing”) with certain accredited and institutional investors (“Investors”) who had also participated in the subscription for $12,000,000 of our common stock pursuant to certain Securities Purchase Agreements dated November 15, 2006 (“November Financing”). Pursuant to the Investment Agreement, the Investors purchased a total of 252 Units for $7,560,000 with each Unit consisting of (i) a convertible promissory note in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share, and (ii) a warrant to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share. The Notes bear an interest rate of four percent per annum until the Buyer elects to exercise the right to convert, and matured on March 28, 2009.  The Notes have reached the Maturity Date.  We have not repaid the principal amounts of the Notes as of the date of this annual report.

In March 2007 the Company and the Investors entered into a Modification Agreement amending the November Financing Documents to allow for certain issuances of the Company's securities, including additional purchases of the Company's equity securities pursuant to the Investment Agreement; shares issuances required under the Equity Transfer Agreements; and issuances of options pursuant to an approved Qualified Employment Stock Option Plan. All of the investors in the November Financing had the right to participate in the purchase of additional units under the Investment Agreement and all of such investors either participated in the Investment Agreement or have waived their right to participate in such. In addition, those investors that did not participate in the Investment Agreement also waived their right to object to the changes to the Warrants, Registration Rights Agreement and Make Good Agreement which were set forth in the Modification Agreement.

On or prior to forty five (45) days from the Closing Date of the Investment Agreement, we were required to deliver to the Buyers our financial statements for the years ending December 31, 2005 and December 31, 2006, audited by Kempisty & Company Certified Public Accountants, P.C., prepared in accordance with GAAP, during each year involved and fairly presenting in all material respects our financial position as of the dates thereof and the results of our operations and cash flows for each such year then ended. Such financial statements for the years ending December 31, 2005 and December 31, 2006 were filed with our Form 10KSB for the year ending December 31, 2006 filed with the Securities and Exchange Commission on May 4, 2007. In addition, on or prior to seventy five (75) days from the Closing Date, we are also required to deliver to the Buyers audited financial statements for SiBiono for the required time periods for the Form 8-K filing required by the Securities and Exchange Commission. Such financial statements were filed with our Amendment No. 1 to Form 8K filed June 15, 2007.

Shenzhen SiBiono GeneTech Co., Ltd.

On April 5, 2007, Hubei Tongji Benda Ebei Pharmaceutical Co., Ltd., a Sino-Foreign Equity Joint Venture company incorporated under the laws of the PRC (“Benda Ebei”), of which Ever Leader Holdings Limited, a company incorporated under the laws of Hong Kong SAR ("Ever Leader") and a wholly owned subsidiary of Benda Pharmaceutical, Inc. (the “Company”), owns 95% of the outstanding common stock, has entered into Equity Transfer Agreements with certain shareholders of Shenzhen SiBiono Gene Technology Co., Ltd. (“SiBiono”), a corporation established and validly existing under the law of the PRC, to purchase a total of approximately 57.57% of the shares of SiBiono's common stock for total consideration of RMB60,000,000 due and payable on or before April 30, 2007.

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

On June 11, 2007, Benda Ebei entered into Equity Transfer Agreements with Yaojin Wang and Huimin Zhang, shareholders of SiBiono, for the purchase of an additional 2.56% of the shares of SiBiono's common stock for total consideration of RMB2,560,000 due and payable on or before June 30, 2007. Accordingly, Benda Ebei holds a total of 60.13% of the shares of SiBiono's common stock.

In connection with the Equity Transfer Agreements, we entered into Technical Consultancy Agreements with Yaojin Wang and Huimin Zhang for technical consultancy services rendered by Yaojin Wang and Huimin Zhang. Pursuant to the Technical Consultancy Agreements, we agreed to issue 33,585 shares of our common stock to Yaojin Wang and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreement. Yaojin Wang and Huimin Zhang agreed to lock up their shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.6 per share. Such option shall expire within one month from the last date of the three month period.  According to the signed agreements, the redemption would have been required to be performed in September 2008. However, we have obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption shall be deferred to the end of 2009.

Business

Our operations are headquartered in Wuhan, Hubei Province, China. We are a mid-sized Chinese pharmaceutical company that identifies, discovers, develops and manufactures both conventional medications, Traditional Chinese Medicines (“TCMs”) for the treatment of some of the largest common ailments and diseases (e.g., common cold, diabetes, cancer), gene therapy product for the treatment of cancer and Herbal TCM Oral Liquid for the treatment of anti-respiratory tract infections.

We currently have five core operating companies:

•	Yidu Benda develops, manufactures and sells bulk chemicals (or pharmaceutical intermediated), which are the raw materials used to make “Active Pharmaceutical Ingredients” (“APIs”).

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

•
BJ Shusai develops, manufactures and sell herbal TCM oral liquid for the treatment of anti-respiration tract infections. However due to the fact that the SFDA experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry, thus BJ Shusai’s operation has been adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with private companies. The management could not estimate that such situation could be resolved in the coming future.

•
SiBiono develops, manufactures and sells gene therapy products.  As a pioneer in gene therapy in China, SiBiono's mission is to develop innovative gene therapy products for the improvement of human health and life quality. The Company has developed two core technology platforms: Viral Vector Gene Delivery System and Non-Viral Vector Gene Delivery System focusing on development of gene therapy product for cancer and cardiovascular diseases. SiBiono’s flagship product, Gendicine is the commercialized gene therapy for the treatment of cancer.

The Chinese government agency, SFDA, provides approval for drugs released into the market in China. Unlike the Food and Drug Administration (“FDA”) in the United States, however, the SFDA provides intellectual property and competitive protection to certain classes of approved drugs.

Each core Benda operating company has its own manufacturing facility located near Wuhan, in Hubei Province and Shenzhen, in Guangdong Province. Good Manufacturing Practices (“GMP”) certification was first issued to Benda Ebei on November 11, 2003 and renew on December 3, 2008 for the production of injection vials. On November 26, 2007, Benda Ebei received a GMP certificate for the production of tablets. Benda Ebei was designated a High and New Technology Enterprise by the Science and Technology Bureau of Hubei Province on July 6, 2005 for a period of two years. This designation represents formal recognition by the provincial government that a company has developed or acquired new technology of significance, and triggers a number of government support and incentive policies, including availability of land for expansion, research grants and discounts on bank loan interest. The designation expired on July 6, 2007; however, we have passed the re-examination and the new designation was received on August 2007. Although we have not received any support from the government to date, such a designation may be useful in obtaining incentives in the future.

Our Yidu Benda facility produces bulk chemical intermediates for raw material medicine and does not require GMP certification. Yidu Benda was temporarily closed mid January to upgrade its waste water treatment system to comply with new environmental standards enforced by PRC local government. Yidu Benda has completed its upgrading of the waste water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process. Furthermore, the management is searching for new products to be produced in Yidu Benda which with higher profit margin.

Our Jiangling Benda facility was closed for renovation in July 2004 to comply with GMP standards. The Jiangling Benda plant reopened on August 10, 2007 and has been producing Ribose, the only product that does not require GMP approval. Jiangling Benda also plans to produce three other types of active pharmaceutical ingredients and they are Ribavirin, Asarin and Levofloxacin which need to have GMP Certificate.  On April 9, 2008, Jiangling Benda received the approved GMP Certificate which authorizing the production of Ribavrin.  The other two products, Asarin and Levolfozacin, are still under the stage of GMP certificate approving process. The management could not estimate the exact timing for obtaining those certificates.

On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the commercialized gene therapy product approved in the PRC government agency.  On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono strictly to follow the requirements of GMP to organize trail production and follow the procedures to apply for GMP Certificate verification.  The management could not estimate the exact timing for obtaining the final approval on the GMP Certificate.

Good Manufacturing Practices (“GMP”) is an internationally-recognized standard for pharmaceutical plant design and construction. GMP has been defined as “that part of quality assurance which ensures that products are consistently produced and controlled to the quality standards appropriate for their intended use and as required by the marketing authorization” (World Health Organization). GMP covers all aspects of the manufacturing process: defined manufacturing process; validated critical manufacturing steps; suitable premises, storage, transport; qualified and trained production and quality control personnel; adequate laboratory facilities; approved written procedures and instructions; records to show all steps of defined procedures taken; full traceability of a product through batch processing records and distribution records; and systems for recall and investigation of complaints. The validity of the GMP approval lasts for five years upon the issuing date and when the expiration date is approaching, the manufacturing company needs to make an application for the renewal.

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

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

The organizational chart after the acquisition of SiBiono would be stated as follows:

PRINCIPAL PRODUCTS

In 2008, our revenues were principally derived from sales of products listed in Figure 1. We have SFDA approval for all medicines and active pharmaceutical ingredients that we market. Sales of herbal TCM’s and bulk chemicals do not require SFDA approval. Our medicines have undergone pharmacological experiments in order to research the medicines’ effect and mechanism on organisms. On the other side, the experiments also research the organisms’ effect on the medicine. It includes pharmacodynamics and pharmacokinetics. Pharmacological experiments and clinical trials have similarities. Clinical trials are part of pharmacological experiments. However, pharmacological experiments mainly use animals as research subjects, while clinical trials generally utilize patients as research subjects. Pharmacological experiments are carried out by regulations of non-clinical medicine research and quality control issued by SFDA.

Main Products

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)
Benda Ebei	Xujing injection vial	Generic	Haemostatic
Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis
Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin
Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic
Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Ribavirin injection vial	Generic	Anti-virus, to treat acute upper respiratory tract infection
Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic
Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis
Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis
Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C
Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.
Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection
Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture
Jiangling Benda	Ribose	API	Used to manufacture antibiotic drug
Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus
SiBiono	Gendicine	Gene Therapy	Treatment of cancer

(1)
Jiangling Benda facility was closed for renovation in July 2004 to comply with GMP standards. The Jiangling Benda plant reopened on August 10, 2007 and has been producing Ribose, the only product that does not require GMP approval. Jiangling Benda also plans to produce three other types of active pharmaceutical ingredients and they are Ribavirin, Asarin and Levofloxacin which need to have GMP Certificate.  On April 9, 2008, Jiangling Benda received the approved GMP Certificate which authorizes the production of Ribavrin.  The other two products, Asarin and Levolfozacin, are still undergoing the GMP certificate approving process. The management cannot estimate the exact timing for obtaining those certificates.

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

Jiangling Benda Products

Jiangling Benda produces and plans to produce four types of active pharmaceutical ingredients and they are Ribavirin, Asarin, Levofloxacin and Ribose whereas the production of Ribose does not require the GMP certificate, but the production of the other three products do require the GMP certificate.

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

Yidu Benda Product

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

SiBiono Product

SiBiono is a gene therapy company dedicated to the development, manufacturing and commercialization of gene therapy products. As a pioneer in gene therapy in China, SiBiono's mission is to develop innovative gene therapy products for the improvement of human health and life quality. The Company has developed two core technology platforms: Viral Vector Gene Delivery System and Non-Viral Vector Gene Delivery System focusing on development of gene therapy product for cancer and cardiovascular diseases.

On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the first ever commercialized gene therapy product approved in the world by a government agency. Gendicine is recognized by the world's first class journals as a major milestone in the field of gene research and biotechnology and is expect to make important contribution to mankind's endeavor for improving human health.

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

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that the following products in our development pipeline will generate growth in our revenues in the next few years. We expect to begin mass production for products once we receive SFDA’s approval.

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

(1) Yanlong oral solution has finished its earlier stage of research, and the Company is in the process of applying for SFDA’s permission of clinical trials. The new drug certificate will only be issued after the clinical trials.

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

Market Outlook: Diabetes has become a common and frequently occurring disease that threatens the health of an increasing portion of the population. According to the 5 th International Diabetes Union conference held in Beijing in 2002, there are 130 million type II diabetes patients around the world, over 40 million of which are in PRC. In the 21 st century, type II diabetes is expected to be epidemic in developing countries such as PRC and India. Such a large patient group provides a significant market opportunity for Qiweiben Capsule. Artificial insulin is currently the most widely used medicine for the treatment of diabetes. Patients using artificial insulin can become addicted to it and also suffer the discomfort of needle injections. These disadvantages can be reduced by using our Qiweiben capsule as a complement to artificial insulin. Pilot studies conducted by Haiyang in 2001 have shown that the Qiweiben capsule significantly reduces one or more symptoms of diabetes in 88% of cases.

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

Yan Long Anti-cancer Oral Liquid

Product Description: The Yan Long Anti-Cancer Oral Liquid (“Yan Long”) is a conventional Chinese patent drug effective against cancers of the digestive tract such as anal, bile duct, colon, esophageal, gallbladder, liver, pancreatic, rectal, and gastric cancers. It is especially effective in helping patients withstand chemotherapy treatment. Yan Long has successfully completed first and second phase clinical trials and Benda Ebei plans to begin the third phase.

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

New Bulk Chemicals

We are in the process of developing and bringing to market 7-Phenylacetamido-3-chloromethyl cephalosporanic acid P-Metoxy Benzyl Ester (“GCLE”), which is a medicine intermediate, chemical name which is used for cephalotin antibiotics. Japan Otsuka Chemical Industry Company originally developed the process to produce GCLE and held the worldwide patent on the GCLE production process. The PRC patent protection period expired in 2005. Since then Benda’s research center and the Wuhan Institute of Chemical Technology have jointly mastered this process of GCLE production. We have completed small-scale and mid-scale trial productions, and expect to be able to produce 200 tons of GCLE in 2007 and 500 tons in 2008. Domestic demand for this product is expected to increase by 28% in 2006 to 1,200 metric tons 3. This demand is currently met by imports.

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

INDUSTRY AND COMPETITIVE FACTORS

There is certain industry and competitive factors which we believe will be critical to achieving our growth:

•
Rapidly growing Chinese pharmaceutical market. In 2005, China was the 9th largest and fastest growing pharmaceutical market in the world. The Chinese currently spend about $12 per capita on pharmaceuticals compared to $340 per capital in the U.S. As the Chinese population ages and becomes wealthier, the already large Chinese pharmaceutical market is poised for continued explosive growth. According to IMS Health, Inc., a research firm, the Chinese pharmaceutical market grew by over 28% and 20% in 2004 and 2005, respectively. According to Boston Consulting Group, China’s pharmaceutical market will become the 5 th largest in the world by 2010. Further, a recent report by McKinsey & Co. reported that Chinese healthcare spending will grow from $21 billion in 2000 to approximately $323 billion by 2025, or at a compounded growth rate of 11.6%. (Farrell D., Gersch U., Stephenson E., (2006)  The Value of China’s Emerging Middle Class, McKinsey Quarterly)

•
Benda is uniquely positioned to capture market share. Our growth potential will be largely driven by the gene therapy product which is known as Gendicine and used for the treatment of cancer. On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the first ever commercialized gene therapy product approved in the world by a government agency. Gendicine is recognized by the world's first class journals as a major milestone in the field of gene research and biotechnology and is expect to make important contribution to mankind's endeavor for improving human health.

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

•
Benda’s GMP compliant manufacturing processes provide us with a strong competitive advantage in the Chinese healthcare market.  The government has formulated an Action Plan for the Modernization of Chinese Medicine to boost the quality of Chinese medicine and enhance China's ability to compete in world markets. As such, all domestic producers of APIs were required to be GMP compliant by the end of 2004.   Since the end of June 2004, the SFDA has been closing down manufacturers that do not meet the new GMP standards. In contrast to many of its competitors, Benda has made significant investments in refitting our manufacturing systems to comply with GMP standards. Our Benda Ebei plant received GMP certificate from SFDA on November 11, 2003 and renew on December 3, 2008 for the production of injection vials; while on November 26, 2007, Benda Ebei received a GMP for the production of tablets. Our Jiangling Benda plants received GMP certificate on April 9, 2008 which authorizing the production of Ribavrin. Our SiBiono received GMP certificate on October 16, 2003. Our Yidu Benda facilities, which produce bulk chemicals, are not subject to GMP certification requirement.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Benda Ebei Suppliers

Benda Ebei plant manufactures injection vials from APIs. Benda Ebei’s largest supplier of APIs was Hubei Fourth Ring Pharmaceutical Co., Ltd. In 2007, Benda Ebei purchased approximately $4.32 million, worth of Tranexamic Acid from this supplier, equivalent to 14 per cent of Benda Ebei’s raw materials purchases by value. In 2008, Benda Ebei’s largest supplier of APIs was Nan Yang Re Gong Co. Ltd and Benda Ebei purchased approximately $2.9 MM worth of Tranexamic Acid from this supplier, equivalent to 28 per cent of Benda Ebei’s raw materials purchases by value.

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

Jiangling Benda re-opened on August 10, 2007 and started producing Ribose. In year of 2008, the largest supplier was Hubei Zhijiang Shanyau Chemical Co. Ltd., and approximately $74 K worth of raw materials was purchased from this suppliers, equivalent to 13.16% of total the raw materials purchases by value.

Yidu Benda Suppliers

Our Yidu Benda plant manufactures bulk chemicals from other bulk chemicals.

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007.

Yidu Benda has completed its upgrading of the waste water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Therefore, there was no supplier incurred in the year of 2007 and 2008.

Packaging Material Suppliers

Our packaging materials are purchased from two main suppliers. In 2007, we purchased approximately $0.9 MM worth of plastic packaging material from Anlu ZhongYa Plastics Package Factory, equivalent to 11 per cent of our packaging supplies by value. In 2008, we purchased approximately $0.62 MM worth of plastic packaging material from Anlu ZhongYa Plastics Package Factory and Anlu Zhong’Ao Printing Factory, equivalent to 20 per cent of our packaging supplies by value.

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

Pursuant to the PRC TCM Protection Regulation, certain ready-made TCM products which have received SFDA approval have automatic protected intellectual property rights for a seven-year period from the date of grant of such approval. An application can subsequently be made to extend such protection for up to three consecutive seven-year periods. Once this protection period has expired, a company may apply for patent protection.

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

On January 29, 2008, SiBiono entrusted Grandall Legal Group Shenzhen Law Firm to issue a legal letter to Zhaohui Peng, one of the shareholders of Sibiono and the inventor of Gendicine, demanding that he transfer all the title of patents to SiBiono, as SiBiono is the rightful owner of the patents.

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court to demand Zhaozhu Peng to transfer back all the above mentioned patents to SiBiono. The case has been accepted by the Court and is waiting for its further investigation.

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

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS

We spent $1,461,951 and $553,962 on direct research and development (“R&D”) efforts in 2008 and 2007, respectively. Rather than spend considerable sums internally on R&D in a market where we cannot easily protect our results of development, we prefer to leverage our management team’s extensive industrial network and knowledge in finding new drugs and treatments that may be potentially very successful but which have not yet been brought to market. We carefully evaluate each of these drugs before making a purchase decision. We believe each of our new products will enjoy considerable success in the market.

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

Our Yidu Benda facility produces bulk chemical intermediates for raw material medicine and does not require GMP certification. Yidu Benda was temporarily closed since mid January to upgrade its waste water treatment system to comply with new environmental standards enforced by PRC local government.

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the mid of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007. Up to date, the company had spent approximately $0.2 MM to re-design and improve the existing system. Nowadays, Yidu Benda has completed its upgrading of the waste water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process. Furthermore, the management is searching for new products to be produced in Yidu Benda which with higher profit margin.

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

On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ®  is the first ever commercialized gene therapy product approved in the world by a government agency. It is only approved and commercialized in PRC alone; however there is no other gene therapy product like Gendicine has been approved and commercialized in other countries. One of the factor causing this situation may be due to the fact that China’s lack of regulatory obstacles in conducting gene therapy trails.

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

The main purpose of the forum was to allow 15 national renowned medical experts to share their experiences in the effective application of Gendicine ®  to maximize its treatment efficacy.

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

On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono to strictly follow the requirements of GMP to organize trail production and follow the procedures to apply for GMP Certificate verification.  The management could not estimate the exact timing for obtaining the final approval on the GMP Certificate.

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

As of December 31, 2008, Benda Ebei and Jiangling Benda deposited an amount of $4,859,346 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of December 31, 2008, the balance of the commercial bank notes payable was $9,297,169. Thus the net commercial bank notes payable was $4,437,823 as of December 31, 2008.

On January 21, 2008, Benda Ebei entered into a supplementary agreement with Shanghai Pudong Development Bank, to supplement the commercial bank note issuance agreement dated on August 14, 2007. According to this supplementary agreement, the credit facility is further secured by the buildings, machinery and equipment of Jiangling Benda. As of December 31, 2008, the net book value of secured property and equipment was approximately Rmb132.19 million (or $19.39 million) in total.

EMPLOYEES

As of December 31, 2008, we had approximately 400 full-time employees, including 48 sales people, 19 technology and R&D staff, and 333 production staff and no part-time employees. Among our current employees are two Ph.D.s and 17 holders of master’s degrees. All executives have received master-degree level executive training and all members of our staff have undertaken GMP training.

We have a sales office in each of three cities that promote our branded medicines. As of December 31, 2008, approximately 18 people in our Central China Sales Office were located in Wuhan, and 16 people were in our Southern China Sales Office located in Shenzhen.

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

In connection with the Equity Transfer Agreements, we entered into a Financial Consultancy Agreement on April 5, 2007 with Super Pioneer for financial consultancy services rendered by Super Pioneer, and Technical Consultancy Agreements on June 11, 2007 with Yaojin Wang and Huimin Zhang for technical consultancy services rendered. Pursuant to these Agreements, we agreed to issue 2,100,000 shares of our common stock to Super Pioneer, 33,585 shares of our common stock to Yaojin Wang, and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreements. The parties to the agreements agreed to lock up the shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.60 per share and we are not listed in the capital market of NASDAQ or AMEX, Super Pioneer shall have the option to require us to redeem 1,960,000 shares of the stock owned by Super Pioneer and Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.60 per share. Such option shall expire within one month from the last date of the three month period. Therefore, as of July 5, 2008, we may be required to redeem 1,960,000 shares of common stock held by Super Pioneer at a price of $3.60 per share for a total of $7,560,000. As of September 11, 2008, we may be required to redeem the 33,585 shares of our common stock held by Yaojin Wang at $3.60 per share for a total of $120,906 and the 55,975 shares held by Huimin Zhang at $3.60 per share for a total of $201,510.. According to the signed agreements, the redemption would have been required to be performed in September 2008. However, we have obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption shall be deferred to the end of 2009.  As of April 14, 2009, the last closing bid price of our common stock was $.025.  If we would be required to redeem the shares of our common stock a price of $3.60 per share, we will not have these funds to devote to our operations and could have a negative impact on our profitability.

•
JIANGLING BENDA AND YIDU BENDA CURRENTLY ARE ENTITLED TO A BENEFICIAL TAX EXEMPTION FOR A FIVE YEAR PERIOD; HOWEVER, SUCH TAX EXEMPTION MAY BE INTERPRETED TO BE NOT IN COMPLIANCE WITH PRC TAX LAWS IN THE FUTURE CAUSING US TO SET ASIDE CERTAIN CONTINGENCY FUNDS FOR DEALING WITH POTENTIAL RETROSPECTIVE TAX LIABILITIES.

Jiangling Benda and Yidu Benda are entitled to enjoy the “Two exemption Three half” tax holiday based on the local government’s policy to encourage outside investment into the locality. However, the definition of the “Two exemption Three half” policy defined by Yidu City and Jiangling County’s governments is different from the usual understanding of the term. According to PRC tax laws, “Two exemption Three half” policy means foreign investment enterprises including Benda Ebei may enjoy an exemption from corporate income tax for 2 years starting from its first profitable year, followed by 3 years at a rate that is one half of the regular rate for corporate income tax. However, in the documents issued by Yidu City and Jiangling County’s governments, the term means that an outside enterprise can enjoy the “two exemption three half” privilege treatment  only with respect to the part allotted to the local government . According to our Chinese legal counsel, under current PRC tax laws, most enterprises are required to pay corporate income tax at a rate of 33% of its income before tax, of which, about 90.91% (30% of the corporate income) is paid over to the Central government, only about 9.09% (3% of the corporate incomes) is reserved for the local government. Accordingly, there is a risk that the local government may only be able to dispose of the “9.09% (3%)” reserved for the local government and Jiangling Benda and Yidu Benda actually would receive much less preferential treatment than a foreign investment enterprise could enjoy.

The beneficial tax exemption of Jiangling Benda and Yidu Benda was started in the year of 2005, and they would subject to corporate income tax rate 18% starting from the year of 2007 and they would subject to corporate income tax at 25%, full income tax rate, according to the new PRC corporate income tax with the effective date January 1, 2008.

If Jiangling Benda and Yidu Benda could not have any beneficial tax exemption, the tax contingency, at full rate 25%, would be as follows:

a)	For the year of 2008: Jiangling Benda: Nil; Yidu Benda: Nil;

b)	For the year of 2007: Jiangling Benda: Nil; Yidu Benda: Nil.

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

Mr. Yiqing Wan, our Chairman and Chief Executive Officer, and Ms. Wei Xu, our Vice President of Operations, each have a 50% equity ownership in XIA Pharmaceutical Inc. Through their joint ownership in XIA Pharmaceutical, Inc., Mr. Wan and Ms. Xu currently share voting power equal to approximately 27.91% of our voting securities. When combined with the common stock ownership of our other officers and directors, management has combined voting power in our Company equal to approximately 29.45% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

Addresses of Benda Offices and Plants

Address	Function	Size
Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd., Taibei Mingju, 4th Floor, 6 Taibei Road, Wuhan, Hubei Province, PRC	Headquarters/ administration office	800 sq feet (Leased)

Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. Shanlihe,Yingshan District, Guangshui City, Hubei Province, PRC	GMP certified injection vial production plant	121,110 sq feet

Jiangling Benda Pharmaceuticals Co., Ltd., 84 South Street, Tanqiao Town, Jiangling County, Hubei Province, PRC	API production plant under renovation/ awaiting GMP certification	182,750 sq feet

Yidu Chemical Industry Co., Ltd., Chayuansi Village, Yidu City, Hubei Province, PRC	Bulk chemicals production plant	172,000 sq feet

Shenzhen SiBiono Gene Technology Co., Ltd. No.19, Science & Technology Middle Road, Shenzhen Hi-Tech Industrial Park(Middle), Shenzhen, PRC	Gene therapy production plant	140,000 sq feet

Beijing Shusai Pharyngitis Research Co., Ltd., 6-3-601, Yangguang Xinganxian, Yiyuan, Anhuibeili, Chaoyang District, Beijing, PRC	Operating, promoting, and distributing Pharyngitis Killer	2,000 sq feet (leased) office space in Beijing

Finished Medicines - The Benda Ebei Plant

The Benda Ebei plant produces and packages Benda’s finished medicines. The plant employs about 200 personnel and has six world-class production lines and 11 stand-alone machinery for injection vials, with an annual aggregate production capacity of approximately 900 million units. In PRC, based on management estimate, there are about 197 factories with similar manufacturing facilities for injection vials. Benda Ebei’s capacity is sixth in PRC and first in Hubei province. In 2008 and 2007, Benda Ebei produced approximately 420 million and 418 million units of injection vials respectively, equivalent to 46% capacity. The production processes and equipment at Benda Ebei meets international quality and control standards and have been GMP certified by the SFDA since November 2003 and renew on December 3, 2008 for the production of injection vials; while on November 26, 2008, Benda Ebei received a GMP for the production of tables.

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

Our Jiangling Benda facility was closed for renovation in July 2004 to comply with GMP standards. The Jiangling Benda plant reopened on August 10, 2007 and has been producing Ribose, the only product that does not require GMP approval. Jiangling Benda also plans to produce three other types of active pharmaceutical ingredients and they are Ribavirin, Asarin and Levofloxacin which need to have GMP Certificate.  On April 9, 2008, Jiangling Benda received the approved GMP Certificate which authorizing the production of Ribavrin.  The other two products, Asarin and Levolfozacin, are still under the stage of GMP certificate approving process. The management could not estimate the exact timing for obtaining those certificates.

Bulk chemicals - The Yidu Benda Plant

Yidu Benda was temporarily closed since mid January 2007 to upgrade its waste water treatment system to comply with new environmental standards enforced by PRC local government.

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

Gene therapy – SiBiono Plant

On October 16, 2003, SiBiono successfully obtained a New Drug License from SFDA, and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the commercialized gene therapy product approved in the PRC government agency.  On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono strictly to follow the requirements of GMP to organize trail production and follow the procedures to apply for GMP Certificate verification. The management could not estimate the exact timing for obtaining the final approval on the GMP Certificate.

ITEM 3. LEGAL PROCEEDINGS.

1.
The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs. As of the date hereof, the Company has not received service of such notice, and therefore, the Company does not have details regarding the content of the complaint made by the Plaintiffs

On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note.  On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009.

2.
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

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation..

3.
SiBiono patents - on January 29, 2008, SiBiono entrusted Grandall Legal Group Shenzhen Law Firm to issue a legal letter to Zhaohui Peng, one of the shareholders of Sibiono and the inventor of Gendicine, demanding that he transfer all the title of patents to SiBiono.

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

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

Item	Patent name	Countries / Date	Application Number (1)	Publication Number (2)	Approved Patent Number (3)	Name of Patent Inventor (6)	Name of Applicant (6)	Patent Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	1998/12/14	1999/9/15	2002/7/3

2	A recombinant constructed by a virus vector and a human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2002/5/8	2003/3/12	2004/11/24

	B	PCT (4)	5	WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/3/8	2004/9/16	N/A

3	Recombinant gene medicine of adenovirus vector and and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2003/5/10	2004/2/4	2007/7/25

	B	PCT (4)	8	WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/2	N/A

4	The application of recombinant adenoviral p53 as cancer vaccine (tentative title)
	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2005/1/26	2005/10/12	2007/8/29

	B	PCT (4)	1	WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2005/1/26	2006/8/3	N/A

	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	2005/3/7	2005/12/22	N/A

5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2003/6/13	2004/7/21	N/A

	B	PCT (4)	7	WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/23	N/A

6	The complex of polypeptide liposome and human VGEF gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	2002/7/4	2003/1/8	N/A

Note:

(1)	Application number is obtained when application is submitted;

(2)	Publication number is obtained after the first phase examination;

(3)	Approved patent number is obtained after the final examination;

(4)	PCT is referred to an International Patent Organization in Paris;

(5)	US is referred to the application is made in United States of America alone;

(6)	Peng is referred to Zhaohui Peng; Zhang is referred to Xiaozhi Zhang; Zhu is referred to Jinya Zhu.

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court and demand Zhaozhu Peng to transfer back all the mentioned patents that mentioned in above to SiBiono. The case has been accepted by the Court and is waiting for its further investigation.

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

On September 16, 2005, our common stock commenced quotation on the Over-the-Counter Bulletin Board (“OTC BB”) maintained by the NASD. Our common stock, having $.001 par value per share ("Common Stock"), is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "BPMA". As of April 9, 2009, there were approximately 844 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$.19	$.04
September 30, 2008	$.26	$.13
June 30, 2008	$.34	$.25
March 31, 2008	$.77	$.30
December 31, 2007	$2.69	$.65
September 30, 2007	$2.60	$1.90
June 30, 2007	$3.00	$1.15
March 31, 2007	$1.65	$.85
December 29, 2006	$1.05	$.76
September 30, 2006	$.55	$.40
June 30, 2006	$.55	$.40
March 31, 2006	$.75	$.40
December 31, 2005	$.50	$.15
September 30, 2005	$.10	$.05

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

On July 10, 2008, 540,870 shares were issued to Jayhawk Private Equity Fund upon conversion of certain promissory notes. The above shares of common stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the above shares of common stock will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

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

Pursuant to the Investment Agreement, on April 5, 2007, we issued to the Investors a total of 252 Units for $7,560,000 with each Unit consisting of (1) a convertible promissory note (the “Note”) in the principal amount of Thirty Thousand Dollars ($30,000) which shall be convertible into 54,087 shares of the Company's common stock, par value $0.001 per share (the " Common Stock "), and (ii) a warrant (a “ Warrant ”) to acquire 54,087 shares of Common Stock at an exercise price of $0.555 per share. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations of Benda which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Ever Leader Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-K or included in our previous filings with the Securities and Exchange Commission.

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

As of December 31, 2008 and 2007, the Company provided a $3,786,459 and $943,647 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the year ended December 31, 2008 and 2007, the Company provided for a reserve against its work-in-progress amounting to $4,941,372 and $4,422,014 respectively.

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

Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, and the provision of reserves against its inventories was $3,696,083 as of March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of December 31, 2008, the provision of reserve on work-in-progress was $4,941,372.

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, finished goods and work-in-progress at the amount of $122,433, $7,118, $269,749 and $4,542,072 respectively as of December 31, 2008.

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

Operational Results

Year ended December 31, 2008 Compared to Year ended December 31, 2007

The following table provides key components of our operational results for the year ended December 31, 2008 and 2007 for Benda Pharmaceutical, Inc.

	YEAR ENDED DECEMBER 31
	2008	2007
Revenue	$25,041,986	$26,384,608
Cost of goods sold	(15,740,107)	(13,421,697)
Gross profit	9,301,879	12,962,911

Selling expenses	(2,708,968)	(1,581,655)

General and administrative expenses
Gains / (losses) on disposals of fixed assets	-	(30,027)
Research and development expenses	(1,461,951)	(553,962)
Total operating expenses	(20,323,507)	(15,044,946)
Operating income / (loss)	(11,021,628)	(2,082,035)

Interest income / (expenses) (Note 24)	(4,961,430)	(3,389,676)
Other income / (expenses) (Note 20)	(1,311,140)	(966,311)
Government subsidies / grants (Note 22)	-	2,276,574

Income / (loss) before minority interest and income taxes	(17,294,198)	(4,161,448)
Income taxes (Note 23)	-	(965,183)
Minority interest (Note 28)	1,478,278	(2,236,194)

Net income / (loss)	$(15,815,920)	$(7,362,825)

Earnings / (loss) per share - basic	$(0.16)	$(0.07)

Weighted average shares outstanding - basic	101,965,464	98,181,685

Earnings / (loss) per share - diluted	$(0.16)	$(0.07)

Weighted average shares outstanding - diluted (Note 26)	101,965,464	98,181,685

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

Net revenue decreased by $1.35 million (or 26%) to $25.04 million for the year ended December 31, 2008, from $26.38 million for the year ended December 31, 2007. Decrease in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiaries, Benda Ebei’s net revenue increased $2.67 million (or 13.78%) to $22.02 million for the year ended December 31, 2008 from $19.35 million for the year ended December 31, 2007. It was mainly due to the increase sales of the existing major products and they are shown in the table below:

Products (Million)	December 31,	December 31,
	2008	2007	Variance	Variance %
Ribavirin injection	$0.59	$0.54	$0.04	8%
Jixuening	$2.11	$2.00	$0.11	5%
Huitening	$1.44	$0.70	$0.74	105%
VB1 Methiouine and Vitamin B1 Injection	$0.13	$0.08	$0.05	65%
Vitamin Injection	$0.96	$0.83	$0.13	16%

2.	One of the Benda’s subsidiaries, Jiangling Benda which resumed its production in October 2007 and achieved $0.69 million for the year ended December 31, 2008.

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

3.
One of the Benda’s subsidiaries, Yidu Benda’s net revenue dropped $0.7 million (or 100%) to zero for the year ended December 31, 2008 from $0.7 million for the year ended December 31, 2007 due to the fact that the plant was temporarily closed since mid January to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

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

4.
One of the Benda’s subsidiaries, Beijing Shusai which incorporated on July 15, 2006. China’s State Food and Drug Administration (SFDA) recently experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry. Beijing Shusai’s operation has been adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with private companies. The management could not estimate that such situation could be resolved in the coming future.

5.
One of the Benda’s subsidiaries, SiBiono, acquired and effective since April 1, 2007, net revenue decreased $3.43 million (or 59.58%) to $2.33 million for the year ended December 31, 2008 from $5.76 million for the year ended December 31, 2007.  The reason for the dropped in net revenue is mainly due to the fact that SiBiono was underwent a process of re-engineering of the production department during the reporting period. With such re-engineering, the management believes that there would be rapid growth in the following quarters.

SiBiono GMP - On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the commercialized gene therapy product approved in the PRC government agency.  On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono strictly to follow the requirements of GMP to organize trail production and follow the procedures to apply for GMP Certificate verification.  The management could not estimate the exact timing for obtaining the final approval on the GMP Certificate.

Cost of Goods Sold
Cost of goods sold increased $2.32 million (or 17.27%) to $15.74 million for the year ended December 31, 2008 from $13.42 million for the year ended December 31, 2007, primarily due to the corresponding increase in net revenue in Benda Ebei. Even though there was a significant drop in the net revenue generated by SiBiono, however since its cost of goods sold was relatively low, thus the overall cost of goods sold still increased in year 2008.

Gross Profit
Gross profit decreased $3.66 million (or 28.24%) to $9.3 million for the year ended December 31, 2008 from $12.96 million for the year ended December 31, 2007, which was mainly due to the decrease in the sales volume of Gendicine which associated with high gross profit margin.

Selling Expenses:
Selling expenses increased $1.13 million (or 71.27%) to $2.71 million for the year ended December 31, 2008 from $1.58 million for the year ended December 31, 2007, primarily due to the promotional fees for Gendicine in SiBiono and Benda Ebei.

General and Administrative Expenses:
General and administrative expenses increased $3.27 million (or 25.42%) to $16.15 million for the year ended December 31, 2008 from $12.88 million for the year ended December 31, 2007. The difference was mainly due to the fact that:

(1)
A consulting and professional fee, $7.88 million was incurred for the SiBiono’s acquisition which happened in the six month ended June 30, 2007 (please refer to Note 19 of Consolidated Financial Statements);

(2)
Bad debts provided for the year ended December 31, 2008 was $2.73 million while this figure for year ended December 31, 2007 was $0.29 million. This was mainly affected by the global finance crisis; the customers of the Group slowed payment which caused the ageing of the receivables deteriorate significantly;

(3)
During the year ended December 31, 2008, the Group made an impairment charge at full amount, $7.8 million on the goodwill which incurred when Benda Ebei acquired SiBiono and effective on April 1, 2007. The reasons for the impairment charge are as follows:

a.
SiBiono has a bank loan matured and was in default, which has been sued and the court has issued a judgment on November 23, 2008 to SiBiono which required SiBiono to  repay all loan balance plus penalty and interest approximately  Rmb 24 million immediately. As SiBiono has not paid anything yet,  thus the land use right of SiBiono on its new production plant may be foreclosed for sales by the lender bank has been frozen unless the amount has been settled between the lender bank and SiBiono;

b.	SiBiono has serious working capital deficit situation and has reported loss of $2.08 million for the year ended December 31, 2008;

c.
The management has not yet located or confirmed any feasible re-financing plan and / or equity placement as of the report date. The follow up action is still under the discussion with the lender bank. Please refer to Note 10 of the Notes to Consolidated Financial Statements.

Operating Income/ (Loss):
The Company experienced an operating loss of $11.02 million for the year ended December 31, 2008 while the operating loss from comparative period for 2007 was $2.08 million which was mainly due to significant increase in G&A expenses.

Interest Expenses:
Interest expenses increased to $4.96 million for the year ended December 31, 2008 from $3.39 million for the year ended December 31, 2007 primarily because of the financing cost associated with the issuance of convertible promissory note. For the year ended December 31, 2008, $0.69 million was incurred for the interest of the notes and $3.52 million in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature. (Please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

Other Income/Expenses:

A penalty, $1.38 million, to investors as for registration delay expenses and non-achievement of the Performance Threshold according to the Make Good Agreement signed in November 2006 incurred in the year ended December 31, 2008; while the penalty to investors was about $1 million in the year ended December 31. 2007.

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the year ended December 31, 2008 and 2007 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the year ended December 31, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

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

There was no income tax of the Group for the years ended December 31, 2008. The prepaid income tax by the Group during the year ended December 31, 2008 at amount of $0.71 million was recorded as prepaid tax.

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

1.
One of the Benda’s subsidiary, Benda Ebei’s net revenue increased $9.7 million (or 101%) to $19.3 million for the year ended December 31, 2007 from $9.6 million for the year ended December 31, 2006. It was mainly due to the increase sales of the existing major products and the introduction of new products and they are shown in the table below:

	December 31,	December 31,	Variance	Variance
Products	2007	2006	+ /(-)	+ /(-) %
Suzheng-B	$3.38	$1.93	$1.45	75%
Shusai-A	2.13	0.95	1.18	125%
Xujing	2.90	2.45	0.45	19%
Vitamin B6 and B1	0.79	0.21	0.58	284%
Gentamycin 80 Thousand	0.59	-	0.59	100%
Anagin	0.56	-	0.56	100%
Lincomycin	1.33	-	1.33	100%
Kanamycin	$0.33	$-	$0.33	100%

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $0.8 million for the year ended December 31, 2008 while for the year ended December 31, 2007 was $2.21 million

a)	Non-cash operating activities, reconciliation items to the net income

For the year ended December 31, 2007, an amount about $13.35 million non-cash operating activities was reconciled back to the net income and which mainly included consulting and professional fee related to SiBiono’s acquisition, bad debt provision, amortization of intangible assets, depreciation, minority interest, amortization of debt discount and debt issue cost and government subsidies.

However, for the year ended December 31, 2008, about $16.5 million of non-cash operating activities was reconciled back to the net income and summarized as follows:

1.
$3.52 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details);

2.	$7.78 million that incurred as the goodwill impairment provision (please refer to Note 10 of the Notes to Consolidated Financial Statements for details);

3.	$0.5 million that incurred as the penalty payment made in form of shares issuance to PIPE investors due to the late effective of the registered statement; and

4.
Other factors: $2.73 million incurred on bad debt provision; $2.1 million incurred on depreciation; $0.7 million incurred on amortization of intangible assets; and $0.26 million incurred on amortization of debt issue cost.

b)	Trade receivables

The net change of trade receivable was increased by $2.2 million for year ended December 31, 2008. The management also noticed that the net balance of the trade receivable, as of December 31, 2008, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

Trade receivables
a)
Customers whom have sales relationship with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that the collectibility from those is out of question;

b)
Due to the fact that there was a big natural disaster, earthquake that happened in the second quarter and the global financial crisis happened since the fourth quarter, they did affect the collection of trade receivables to certain extend; and

c)	The management realized that it did affect the cash flow situation of the company; therefore the company will put more efforts to reduce the balance of trade receivables.

For the year ended December 31, 2007, an amount approximately $11.08 million was spent in the investing activities which were mainly used in the acquisition of SiBiono and purchase of property and equipment and the payment of construction-in-progress. However, since most of the settlements were made in the year of 2007, thus the investing activities were relatively small in the year ended December 31, 2008, only about $1.54 million.

Financing cash inflow was $8.21 million for the reporting period year ended December 31, 2007. The major event of it was a net amount $7.03 million was received from the issuance of convertible promissory notes.  For the reporting period year ended December 31, 2008, the financing cash inflow was $1.09 million.  The major of it was a net amount $1.93 million was received from the commercial bank notes. (Please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details)

ITEM 8.  FINANCIAL STATEMENTS

The following financial statements required by this item are filed herewith following the signature page to this report:

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Benda Pharmaceutical, Inc.
We have audited the accompanying consolidated balance sheets of Benda Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. and subsidiaries at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $16,047,561 and a working capital deficiency of $18,857,330 at December 31, 2008, a net loss of $15,815,920 and net cash used in operations of $810,116 for the year ended December 31, 2008, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 15, 2009

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	December 31	December 31
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$569,019	$1,266,240
Trade receivables, net (Note 5)	9,336,915	10,472,233
Other receivables (Note 5)	504,349	453,595
Short-term loan receivables (Note 5)	146,685	-
Prepaid tax (Note 23)	771,549	-
Due from related parties (Note 18)	11,000	-
Inventories (Note 7)	2,344,562	1,952,348
Prepaid expenses and deposits (Note 5)	918,209	933,299
Total current assets	14,602,288	15,077,715
Due from related parties (Note 18)	2,961,744	2,630,019
Property and equipments, net (Note 8)	29,057,225	27,123,035
Intangible assets, net (Note 9)	6,003,102	6,494,510
Goodwill (Note 10)	-	7,395,752
Restricted cash (Note 11)	6,162,849	3,957,624
Refundable purchase price paid (Note 6)	1,200,000	1,200,000
Other assets (Note 12)	1,830,634	1,710,972
Debt issue costs (Note 24)	55,485	327,945
Total Assets	$61,873,327	65,917,572

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,288,257	$874,490
Bank loans payable (current portion) (Note 13)	2,984,560	2,867,004
Long term debt payable (current portion) (Note 14)	2,234,210	1,787,239
Accounts payable and accrued liabilities (Note 15)	7,228,400	4,665,984
Commercial notes payable (Note 11)	9,297,169	5,118,758
VAT taxes payable	516,302	1,279,385
Acquisition cost payable (Note 10)	1,426,491	1,333,246
Long-term convertible promissory notes (current portion) (Note 24)	6,395,951	-
Wages payable	630,475	664,785
Due to related parties (Note 18)	1,457,803	-
Total current liabilities	33,459,618	18,590,891
Long term debt payable (long term portion) (Note 14)	-	425,001
Long-term convertible promissory notes (Note 24)	-	2,875,075
Due to related parties (long-term) (Note 18)	997,593	3,193,618
Total liabilities	34,457,211	25,084,585

Minority interest	4,379,547	5,502,755

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding (Note 25)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
105,155,355 shares issued and outstanding as of 12/31/2008;
100,170,071 shares issued and outstanding as of 12/31/2007 (Note 25)	105,155	100,170
Additional paid in capital (Note 25)	22,108,427	21,547,929
Retained earnings (unrestricted)	(16,047,561)	100,452
Statutory surplus reserve fund (Note 17)	2,642,775	2,310,681
Accumulative other comprehensive income	6,347,547	3,390,774
Shares issuable for acquisition and services	503,860	503,860
Total Shareholders' Equity	15,660,203	27,953,866
Total Liabilities & Shareholders' Equity	$61,873,327	$65,917,572

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	YEAR ENDED DECEMBER 31
	2008	2007
Revenue	$25,041,986	$26,384,608
Cost of goods sold	(15,740,107)	(13,421,697)
Gross profit	9,301,879	12,962,911

Selling expenses	(2,708,968)	(1,581,655)

General and administrative expenses
Amortization of intangible assets	(153,303)	(141,681)
Amortization of debt issue costs (Note 24)	(264,962)	(201,255)
Depreciation	(861,979)	(333,964)
Bad debts	(2,730,434)	(287,482)
Director remuneration	(185,468)	(94,247)
Brokerage fee	-	(293,751)
Inventory written down to net realizable value (recovery)	(392,535)	-
Consulting and professional fees (Note 19)	-	(8,353,615)
Goodwill impairment (Note 10)	(7,776,223)	-
Other general and administrative expenses (Note 21)	(3,787,684)	(3,173,307)
Total general and administrative expenses	(16,152,588)	(12,879,302)
Gains / (losses) on disposals of fixed assets	-	(30,027)
Research and development expenses	(1,461,951)	(553,962)
Total operating expenses	(20,323,507)	(15,044,946)
Operating income / (loss)	(11,021,628)	(2,082,035)

Interest income / (expenses) (Note 24)	(4,961,430)	(3,389,676)
Other income / (expenses) (Note 20)	(1,311,140)	(966,311)
Government subsidies / grants (Note 22)	-	2,276,574

Income / (loss) before minority interest and income taxes	(17,294,198)	(4,161,448)
Income taxes (Note 23)	-	(965,183)
Minority interest (Note 28)	1,478,278	(2,236,194)

Net income / (loss)	$(15,815,920)	$(7,362,825)

Earnings / (loss) per share - basic	$(0.16)	$(0.07)

Weighted average shares outstanding - basic	101,965,464	98,181,685

Earnings / (loss) per share - diluted	$(0.16)	$(0.07)

Weighted average shares outstanding - diluted (Note 26)	101,965,464	98,181,685

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts expressed in U.S. Dollars)
					Statutory	Accumulated	Shares Issuable
			Additional	Retained	Surplus	Other	for	Total
	Common Stock		Paid-in	Earnings	Reserve	Comprehensive	Acquisition	Stockholder's
	Shares	Amount	Capital	(Unrestricted)	Fund	Income	and Services	Equity

Balance at December 31, 2006	96,258,411	96,258	13,099,424	7,904,434	1,869,523	1,090,408	326,403	24,386,451

Issuance of common stock to various consultants, $0.001 par value; 706,195 shares, services valued at $0.4622 per share;	706,195	706	325,697	-	-	-	(326,403)	-

Debt discount - beneficial conversion feature on convertible promissory notes (Note 24)	-	-	2,385,089	-	-	-	-	2,385,089

Debt discount - warrants issued with convertible promissory notes (Note 24)	-	-	5,174,911	-	-	-	-	5,174,911

Issuance of common stock for financial and technical services rendered 7/12/07, 2,189,560 shares at $3.6 per share	2,189,560	2,190	-	-	-	-	503,860	506,050

Issuance of common stock being placement agent exercised warrants 7/31/07, 546,994 shares at $0.555 per share	546,994	547	303,032	-	-	-	-	303,579

Issuance of common stock being placement agent exercised warrants 8/16/07, 65,200 shares at $0.555 per share	65,200	65	36,121	-	-	-	-	36,186

Issuance of common stock being placement agent exercised warrants 10/04/07,236,813 shares @ $0.555 per share	236,813	237	131,194	-	-	-	-	131,431

Issuance of common stock for pernalty - late effective of registration registration 10/12/07, 166,898 shares @ $0.555 each	166,898	167	92,461	-	-	-	-	92,628

Allocation of retained earnings to statutory reserve fund	-	-	-	(441,158)	441,158	-	-	-

Net loss for the year, 12/31/07	-	-	-	(7,362,825)	-	-	-	(7,362,825)

Foreign currency translation adjustment	-	-	-	-	-	2,300,365	-	2,300,365

Balance at December 31, 2007	100,170,071	$100,170	$21,547,929	$100,452	$2,310,681	$3,390,774	$503,860	$27,953,866

Shares issued in lieu of director renumeration 02/18/08, 110,000 shares @$0.69 each	110,000	110	75,790	-	-	-	-	75,900

Shares issued in lieu of penalty for late filing on SB-2 on March 15, 200803/15/08, 523,438 shares @ $0.440 each (Note 20)	523,438	523	229,789	-	-	-	-	230,312

Shares issued for conversion of convertible notes on July 10,200807/10/2008, 540,870 shares @$0.554662 each (Note 24)	540,870	541	(8,039)	-	-	-	-	(7,498)
								-
Shares issued for "Make good agreeement"08/25/2008 3,810,976 shares @$0.07 (Note 20)	3,810,976	3,811	262,958	-	-	-	-	266,769

Foreign currency translation adjustment	-	-	-	-	-	2,956,773		2,956,773

Net loss for the year ended 12/31/08	-	-	-	(15,815,920)	-	-	-	(15,815,920)

Statutory capital reserve	-	-	-	(332,093)	332,093	-	-	-

Balance at December 31, 2008	105,155,355	105,155	22,108,427	(16,047,561)	2,642,776	6,347,547	503,860	15,660,204

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	YEARS ENDED DECEMBER 31,
	2008	2007
Cash Flows From Operating Activities
Net income / (loss)	$(15,815,920)	$(7,362,825)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Consulting and professional fees (Note 19)	-	8,353,615
Bad Debt provision	2,730,434	287,482
Inventory written down to net realizable value (recovery)	392,535	-
Goodwill impairment provision	7,776,223	-
Minority interest	(1,478,278)	2,236,194
Loss on disposals of fixed assets	-	30,027.00
Depreciation	2,086,178	1,022,603
Amortization of intangible assets	705,259	504,736
Amortization of debt issue costs (Note 24)	264,962	201,255
Interest expense (amortization of debt discount) (Note 24)	3,520,876	2,875,075
Penalty to investors settled by issuance of common stock	497,081	92,628
Government subsidies/grants, (Note 22)	-	(2,250,240)
Directors remuneration settled by issuance of common stock	75,900	-
Changes in operating assets and liabilities:
Trade receivables	(2,213,453)	(4,351,652)
Other receivables	195,547	196,755
Short-term loan receivable	(146,685)	(560,751)
Prepaid expenses and deposits	359,673	(523,131)
Inventories	(784,749)	597,600
Accounts payable and accrued liabilities	2,528,101	-
Taxes payable	(1,503,800)	862,074
Net cash provided by operating activities	(810,116)	2,211,445

Cash Flows From Investing Activities
Acquisition cost paid	-	(2,664,244)
Purchases of property and equipment and construction-in-progress	(1,708,213)	(5,319,037)
Disposal of intangible assets	172,548	(3,094,245)
Net cash used in investing activities	(1,535,665)	(11,077,526)

Cash Flows From Financing Actives
Proceeds from issuance of convertible promissory note (Note 24)	-	7,030,800
Proceeds and repayments of borrowings under related parties, net	(1,080,947)	(592,893)
Proceeds and repayments of borrowings under government debts payable, net	322,884	19,210
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	1,934,319	2,503,504
Proceeds and repayments of borrowings under bank loans, net	(81,523)	(748,367)
Net cash provided by (used in) financing activities	1,094,733	8,212,254
Effect of exchange rate changes on cash	553,827	243,948
Net increase in cash and cash equivalents	(697,221)	(409,879)

Cash and cash equivalents, beginning of period	1,266,240	1,676,119

Cash and cash equivalents, end of period	$569,019	$1,266,240

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$984,621	$213,113
Cash paid for income taxes	$740,717	$718,723

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 60 million (or $7.88 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 2.56 million (or $0.34 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $9.18 million. As of December 31, 2008, an accumulated amount, approximately Rmb52. 83million or $7.75 million was paid and leaving a balance of Rmb 9.73 million or $1.43 million (please refer to Note 10 for the details).

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

As of December 31, 2008, the organization and ownership structure of the Group is as follows:

Benda Pharmaceutical Inc.
(Delaware)
100%
Ever Leader Holdings
Limited (Hong Kong)
Offshore
Onshore (PRC)
95%
Shenzhen SiBiono
GeneTech Co., Ltd.
60.13%
Hubei Tongji Benda Ebei
Pharmaceutical Co., Ltd.
5%
Other Shareholders
39.87%
75%
95%
95%
Beijing Shusai Pharyngitis
Research Co., Ltd.
Jiangling Benda
Pharmaceutical Co., Ltd.
Yidu Benda Chemical Co.,
Ltd.
25%
5%
5%
Mr. Feng Wang
Mr. Yiqing Wan
(Husband of Ms. Wei Xu)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $16,047,561 and a working capital deficiency of $18,857,330 at December 31, 2008, a net loss of $15,815,920 and net cash used in operations $810,116 for the year ended December 31, 2008, respectively.

While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taking to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurance to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary it the Company is unable to continue as a going concern.

2.	Basis of Preparation

The accompanying consolidated financial statements of Benda and its subsidiaries have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for consolidated financial information

These consolidated financial statements include the accounts of Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and Sibiono for the full year.. All significant inter-company balances and transactions have been eliminated in consolidation.

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

As of December 31, 2008 and 2007, the Group provided a $3,786,459 and $943,647 respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the year ended December 31, 2008 and 2007, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $4,941,372 and $4,422,014 respectively (please refer to Note 7 for details)

Property and Equipment
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

Impairment of Long-Lived Assets
The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  As of December 31, 2008 and 2007, the Group provided a reserve against its Goodwill amounting to $7,776,223 and none, respectively (please refer to Note 10 for details).

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

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Group spent $1,461,951 and $553,962 on direct research and development (“R&D”) efforts in 2008 and 2007, respectively.

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

Concentration of Credit Risk
A significant portion of the Group's cash at December 31, 2008 and 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the years ended December 31, 2008 and 2007:

		YEAR ENDED DECEMBER 31
		2008		2007
	Revenue	$25,041,986%		$26,384,608%

	Individual customer's revenue
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	4,861,888	19%	5,034,917	19%
2	Hubei Hengchuan Health Products Co.,Ltd.	2,746,580	11%	-	0%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	2,788,933	11%	3,264,033	21%
4	Shenyang Pharmaceutical Co. Ltd.	2,620,888	10%	2,784,912	18%
5	Jiangxi Huiren Pharmaceutical Co. Ltd.	2,073,862	8%	2,360,264	15%

	Account receivable, gross	$13,123,374%		$10,909,921%

	Individual customer's account receivable gross balance
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	1,742,158	13%	1,658,203	15%
2	Hubei Hengchuan Health Products Co.,Ltd.	1,269,568	10%	-	0%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,238,820	9%	1,111,545	10%
4	Shenyang Pharmaceutical Co. Ltd.	1,087,027	8%	903,202	8%
5	Jiangxi Huiren Pharmaceutical Co. Ltd.	990,665	8%	486,843	4%

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

The exchange rates in effect at December 31, 2008 and 2007 were stated as follows: (for RMB 1.00):

	December 31,	December 31,
	2008	2007
Fixed rate	$0.1467	$0.1371
Average rate	$0.1442	$0.1317

For the year ended December 31, 2008, the foreign exchange loss was $11,347; and for the year ended December 31, 2007, the foreign exchange gain was $2,302.

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

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on reported losses.

5.	Trade Receivables, Other Receivables, Short-term Loan Receivable and Prepaid expenses and Deposits

(1)	Allowance for doubtful debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid expenses and deposits as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Trade receivables, gross	$13,123,374	$10,909,921
Allowance for doubtful debts	(3,786,459)	(437,688)
Trade receivables, net	$9,336,915	$10,472,233

	December 31,	December 31,
	2008	2007
Other receivables, gross	$504,349	$614,971
Allowance for doubtful debts	-	(161,376)
Other receivables, net	$504,349	$453,595

	December 31,	December 31,
	2008	2007
Prepaid and deposits, gross	$918,209	$1,277,882
Allowance for doubtful debts	-	(344,583)
Prepaid and deposits, net	$918,209	$933,299

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2008 and 2007, is displayed as follows:

	2008	2007
Balance at beginning of period	$(943,647)	$(467,015)
Provision/Reversal during the period	(2,730,434)	(287,482)
Addition in lieu of acquisition of SiBiono	-	(121,912)
Foreign exchange difference	(112,378)	(67,238)
Balance at end of period	$(3,786,459)	$(943,647)

The Group set full allowance for trade receivables aged over 120 days which is general credit term granted to the customers. After deducting those allowances from the gross trade receivable, based on the management’s past experience, there would be no collectability issue on the net amount.

For the year ended December 31, 2008, the allowance for trade receivables increased by $ 3,348,771. This was mainly affected by the global finance crisis; the customers of the Group slowed payment which caused the ageing of the receivables deteriorate significantly.

(2)           Short-term loan receivable

The short-term receivable is due on June 30, 2009, has no collateral or security and bears annual interest rate of 7.2%.

6.	Refundable Purchase Price Paid

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications / technical parameters in producing a Gastropathy drug owned by SECO.  According to the signed contract:

•	The amount paid is refundable only if SECO fails to pass the examination conducted by Benda Ebei;
•	Altogether, there are three phases for the examination; however there is no specific time-table for the examination;
•	The contract is valid for 10 years upon the contract signed.

As at December 31, 2008, the deal has not been closed as the product is still under the process of development. As the date when could SECO pass the examination conducted by Benda Ebei cannot be determined, thus the amount paid is reclassified as non-current assets as of December 31, 2008.

7.	Inventories

The Group’s inventories at December 31, 2008 and December 31, 2007 were comprised as follows:

	December 31,	December 31,
	2008	2007
Raw materials	$874,180	$1,078,438
Packing materials	481,724	155,101
Other materials / supplies	88,412	93,206
Finished goods	754,838	415,627
Work-in-process	5,086,780	4,631,990
Total inventories at cost	7,285,934	6,374,362

Less: Reserves on inventories	(4,941,372)	(4,422,014)

Total inventories, net	$2,344,562	$1,952,348

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, finished goods and work-in-process at the amount of $122,433, $7,118, $269,749 and $4,542,072 respectively as of December 31, 2008. As of December 31, 2007, there was a reserve made on work-in-process at the amount of $4,422,014 only.

The provision of reserve on work-in-process was resulted from the manufacturing process of Gendicine, SiBiono’s sole product and SiBiono was acquired by the company in April 2007.

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

Therefore, up to the stage of reagent, all the related production costs are treated as work-in-process. The major components of those production costs are: (i) direct labor; (ii) direct materials; (iii) power; (iv) supplies and other materials and (v) manufacturing overheads.

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

Furthermore, due to the special feature of the original liquid which can only be stored for five years, and most of the original liquid was produced in the year of 2004, and the provision of reserve on work in process was $3,696,083 as of three-month period ended March 31, 2007.

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-process. As of December 31, 2008, the provision of reserve on work in process was $4,542,072.

8.	Property and Equipments

The Group’s property and equipment at December 31, 2008 and December 31, 2007 were comprised as follows:

	December 31, 2007	Addition	Foreign Currency Translation Difference	December 31, 2008
Buildings	$8,858,126	43,877	790,438	$9,692,441
Machinery and equipment	15,260,167	139,810	1,369,351	16,769,328
Office equipment	28,762	6,501	5,465	40,728
Motor Vehicles	206,252	25,976	19,935	252,163
Cost	24,353,307	216,164	2,185,188	26,754,660

Less: Accumulated Depreciation

Buildings	$(981,116)	(485,939)	(92,456)	$(1,559,511)
Machinery and equipment	(2,423,002)	(1,533,417)	(204,248)	(4,160,667)
Office equipment	(4,281)	(28,058)	1,500	(30,839)
Motor Vehicles	(46,447)	(38,764)	(4,652)	(89,863)
Accumulated Depreciation	(3,454,846)	(2,086,178)	(299,856)	(5,840,880)

Construction in progress	$6,224,575	1,492,049	426,821	$8,143,445

Total property and equipment, net	$27,123,035	(377,965)	2,312,153	$29,057,225

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with Shanghai Pudong Development Bank on August 14, 2007 and a supplementary agreement on January 21, 2008.  Under the agreement s the credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda. As of December 31, 2008, the net book value of pledged property and equipment was approximately Rmb132.19 million (or $19.39 million) in total.

The deprecation expense for the year ended December 31, 2008 was calculated as follows:

	Original Cost
	December 31,	December 31,		Salvage	Estimate	Depreciation	Deprecation
	2007	2008	Average	Value	Useful Lives	Calculated	Reported	Difference
Building	$8,858,126	9,692,441	9,275,284	5%	20	440,576	485,939	(45,363)
Property and equipment	15,260,167	16,769,328	16,014,748	5%	10	1,521,401	1,533,417	(12,016)
Office equipment	28,762	40,728	34,745	5%	5	6,602	28,058	(21,456)
Motor vehicle	206,252	252,163	229,208	5%	5	43,549	38,764	4,785
Total property and equipments	$24,353,307	26,754,660	25,553,984			2,012,128	2,086,178	(74,050)

he above table shows the calculation of depreciation expenses for the year ended December 31, 2008. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The estimated useful lives for buildings and property and equipments vary from 20 to 30 years and 10 to 15 years, respectively. For the year ended December 31, 2008, the majority of the building subjected to depreciation had useful lives of 20 years and property and equipment had useful lives of 10 years.

The total depreciation expense was $2,086,178 and $1,022,603 for the years ended December 31, 2008 and 2007, respectively, and is broken down as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007
Cost of sales	$1,224,199	$688,639
Operating expenses	861,979	333,964
Balance at end of period	$2,086,178	$1,022,603

9.	Intangible Assets

The Group’s intangible assets at December 31, 2008 and December 31, 2007 were comprised as follows:
	December 31, 2007	Addition	Disposal	Foreign Currency Translation Difference	December 31, 2008
Land-use rights	$2,875,796	-	-	241,340	$3,117,136
Drugs permits and licenses	2,564,996	-	-	215,258	2,780,254
Technology formulas	1,220,164	-	(288,300)	80,265	1,012,129
Patent	1,685,919	-	-	117,910	1,803,829
Cost	8,346,875	-	(288,300)	654,773	8,713,348

Land-use rights	$(201,030)	(60,814)	-	(17,283)	$(279,127)
Drugs permits and licenses	(1,291,425)	(269,538)	-	(103,578)	(1,664,541)
Technology formulas	(154,863)	(121,085)	33,635	(12,370)	(254,683)
Patent	(205,048)	(287,457)	-	(19,393)	(511,898)
Accumulated amortization	(1,852,366)	(738,894)	33,635	(152,624)	(2,710,247)

Total intangible assets, net	$6,494,510	(738,894)	(254,665)	502,149	$6,003,102

In May 2007, SiBiono enter into a co-operation agreement with DNAVEC, a Japanese gene therapy research institute. Under the terms of the agreement, DNAVEC will leverage SiBiono’s proven gene therapy manufacturing platform and will transfer the exclusive development and distribution rights of SeV-Gag in China to SiBiono. The total purchase cost was Rmb2 million or $ 0.28 milllion and recorded as intantigle assets. In November 2008 this project was ceased and the whole cost was recoverable. Therefore the whole cost was removed from intangible assets and related amortization was reversed. As of December 31, 2008, Rmb 1.19 million or $0.17 million was received, leaving a balance of Rmb 0.81 million or $0.11 million receivable.

The amortization expense for the year ended December 31, 2008 was calculated as follows:

	Original Cost
	December 31,	December 31,		Estimated	Amortization	Amortization
	2007	2008	Average	Useful lives	Calculated	Reported	Difference
Land-use rights	$2,875,796	3,117,136	2,996,466	40	$74,912	60,814	14,098
Drugs permits and licenses	2,564,996	2,780,254	2,672,625	10	267,263	269,538	(2,275)
Technology formulas	1,220,164	1,012,129	1,116,147	10	111,615	87,450	24,165
Patent	1,685,919	1,803,829	1,803,829	6	300,638	287,457	13,181
Total Intangible assets	$8,346,875	8,713,348	8,589,067		$754,428	705,259	49,169

The above table shows the calculation of amortization expenses for the year ended December 31, 2008. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

The total amortization expense was $705,259 and $504,736 for the years ended December 31, 2008 and 2007, respectively, and is broken down as follows:

	December 31,
	2008	2007
Cost of sales	$551,956	$363,055
Operating expenses	153,303	141,681
Balance at end of period	$705,259	$504,736

10.	Goodwill and Acquisition Cost Payable

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

As of December 31, 2008, there was an amount approximately $7.8 million was recorded as goodwill.  Meanwhile, the Group made an impairment charge at full amount on the goodwill due to the following facts (please read in conjunction with Note 13):

a.
SiBiono has a bank loan matured and was in default, which has been sued and the court has issued a judgment on November 23, 2008 to SiBiono which required SiBiono to  repay all loan balance plus penalty and interest approximately  Rmb 24 million immediately. As SiBiono has not paid anything yet,  thus the land use right of SiBiono on its new production plant may be foreclosed for sales by the lender bank has been frozen unless the amount has been settled between the lender bank and SiBiono;

b.	SiBiono has serious working capital deficit situation and has reported loss of $2.08 million for the year ended December 31, 2008;
c.	The management has not yet located or confirmed any feasible re-financing plan and / or equity placement as of the report date. The follow up action is still under the discussion with the lender bank.

As of December 31, 2008, out of the total acquisition cost Rmb62.56 million (or $9.18 million), the following payments were made:

In the year of 2006, Benda, through its subsidiaries Everleader and Benda Ebei, paid Rmb19.52 million and Rmb13.03 million or totaling Rmb32.55 million to the selling shareholders of SiBiono and reported in the consolidated balance sheet and cash flow statement as “refundable purchase price paid”. It was recorded as refundable assets due to the fact that the deal was not concluded as of December 31, 2006. The acquisition was closed on April 5, 2007, and thus the total refundable amount of Rmb32.55 or $4.17 million was reclassified as investment cost.

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of December 31, 2008, the total amount paid was Rmb52.83 million (or $7.75 million) and the outstanding balance was Rmb9.73 million (or $1.43 million).

The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year of 2009.

11.	Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at December 31, 2008 and December 31, 2007 was comprised as follows:

	December 31,	December 31,
	2008	2007
Deposits for issuance of commercial notes	$4,859,346	$2,615,254
Funds from government technolgy agencies	1,303,503	1,342,370
Total restricted cash	$6,162,849	$3,957,624

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;

b)	It is non-interest bearing;

c)	The repayment period of each commercial note payable is six months;

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

As of December 31, 2008, Benda Ebei and Jiangling Benda deposited an amount $4,859,346 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of December 31, 2008, the balance of the commercial bank notes payable was $9,297,169. Thus the net commercial bank notes payable was $4,437,823 as of December 31, 2008.

B)	The bank indebtedness was resulted from the acquisition of SiBiono with the effective date April 1, 2007. The reasons for causing bank indebtedness were stated as follows:

a)
Among the cash and cash equivalents balances of SiBiono were composed of two parts; (i) unrestricted cash, which were generated from either operations, or loans from bank and financial institutions, or invested capital; (ii) restricted cash, which were obtained from the various government technology agencies as long term debt payable (see note 14 for the related details).

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,303,503 as of December 31, 2008. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,288,257 as of December 31, 2008.

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

Following this arbitration decision, Benda Ebei recognized the liability as total acquisition cost payable of Rmb 12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb 12.80 million or ($1.88 million) (Note 15). Accordingly Benda Eebi recognized the right to purchase the 6.24% equity shares in SiBiono and recorded as other assets at Rmb 12.48 million or $1.83 million.

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

As of December 31, 2008 and 2007, Sibiono, had one outstanding bank loan with an amount of $2,984,560 and $2,867,004, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes.  This loan carries annual interest rate of 6.34% and matures on April 29, 2008.  This loan is personal guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono.

For the year ended December 31, 2008, SiBiono has been sued for default on the bank loans and judgment has been made as follows:
a.
On or before November 23,2008 (10 days after the judgment date of November 13, 2008), SiBiono needs to repay the bank for the principal of Rmb20,346,672, accrued interest and penalty up to August 15, 2008 for Rmb1,506,994 and accrued interest from August 16, 2008 through repayment date. However, as SiBiono has not yet repaid anything yet, the accrued interest for the later period will be estimated at Rmb531,780, or total accrued interest as of December 31, 2008 was Rmb2,038,774;

b.
Should SiBiono did not make the full repayment; the lender bank can apply for selling the land use rights owned by SiBiono (as the collateral of the loan). Any balance after full repayment of the bank loan principal and accrued interest and penalty from the net proceeds will be returned to SiBiono;

c.
Zhaohui Peng should have liability to repay any insufficient amount should the net proceeds of selling the above land use rights are insufficient to repay the bank debts and then reclaimed from SiBiono;

d.	SiBiono and Zhaohui Peng have the obligation to repay the legal fees for this lawsuit of Rmb156,068 immediately.

Total interest expense paid related to the Group’s outstanding bank loans was $380,840 and $214,113 for the years ended December 31, 2008 and 2007, respectively.

14.	Long Term Debt Payable

As of December 31, 2008, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable at December 31, 2008 and December 31, 2007 were comprised as follows:

	December 31,	December 31,
	2008	2007
Long-term debt payable due within one year	$2,234,210	$1,787,239
Long-term debt payable due after one year	-	425,001
Total long-term debt payable	$2,234,210	$2,212,240

The obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the year ended December 31, 2008, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15.	Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of December 31, 2008 and December 31, 2007 were comprised as follows:

	December 31,	December 31,
	2008	2007
Trade payable	$605,316	$305,443
Deposits paid by customer	1,055	160,818
Acquistion cost payable following the arbitration (Note 12)	1,876,953	1,754,263
Accrued liabilities	3,999,155	2,162,455
Miscellaneous payables	745,921	283,005
Total account payables and accurred liabilities	$7,228,400	$4,665,984

16.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC.  Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of December 31, 2008 and 2007, the Group accrued approximately $486,000 and $345,000 for the employees’ welfare respectively.

17.	Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries.  Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of December 31, 2008 and 2007, the registered capital of the Group’s PRC subsidiaries was $21,719,896 and $20,026,617, respectively.

1.	18. Related Party Transactions

Due from related parties at December 31, 2008 and 2007 were comprised as follows:

		December 31,	December 31,
	Relationship	2008	2007
Current
Qin Yu	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		$4,314	$-
Hua Shen	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	137,097
Pong Tsaiohuei	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	3,257
Xiaozhi Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		5,439	5,083
Rong He	Manager
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		1,247	-
		$11,000	$145,437

Non current
Hua Shen	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	137,097
Pong Tsaiohuei	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	3,257
Xiaozhi Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	5,083
Yiqing Wan	CEO & Director
Due to Ever Leader Holdings Co. Ltd.		$650,791	$646,429
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		439,719	72,949
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	3,608
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due to Yidu Benda Chemicals Co. Ltd.		1,607,173	1,502,118
Due to Ever Leader Holdings Co. Ltd.		231,713	230,160
Feng Wang	Minority shareholder
Due to Beijing Shusai Pharyngitis Research Co. Ltd.		32,348	29,318
Total due from related parties		$2,961,744	$2,630,019

Due to related parties at December 31, 2008 and, 2007 were comprised as follows:

		December 31,	December 31,
	Relationship	2008	2007
Current
Wei Xu	Vice President, CEO's Spouse & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		$188,065	$-
Due from Everleader Holding Ltd.		967,999
Hua Xu	General Manager's Sister
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		25,523	-
Yiqing, Wan	CEO & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		237,780	-
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		33,253	-
Tongyi Tien	Manager
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		364	-
Pong Tsaiohuei	Minority shareholder
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		4,818	-
Total due to related parties		$1,457,803	$-
Non current
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		$28,602	$49,056
Due from Jiangliang Benda Pharamaceutical Co. Ltd.		811,073	1,872,374
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		14,262	6,846
Wei Xu	Vice President, CEO's Spouse & Director
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		48,922	-
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		65,691	-
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	26,597
Hua Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		-	1,009,792
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		-	61,491
Yiqing, Wan	CEO & Director
Due from Yidu Benda Chemicals Co. Ltd.		560	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	137,687
Hui Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		28,483	26,622
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		-	3,153

		$997,593	$3,193,618

Except for the loans from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures within six months, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes, among whichthe current portion does not have definitive terms and for those portions which are long-term debts in nature, due on December 31, 2012.

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

In connection with the above Equity Transfer Agreements, Benda entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”) and Technical Consultancy Agreements with Wang and Zhang for financial and technical consultancy services to be rendered.  Pursuant to the Financial and Technical Consultancy Agreements (the “Agreements”), Benda agreed to issue an aggregate of 2,189,560 shares of its common stock to Super Pioneer (2.1 million shares, out of which 1.96 million shares is redeemable), Wang (33,585 shares, redeemable) and Zhang (55,975 share, redeemable) within three months from the date of the Agreements. Since the issuance of common shares to Super Pioneer, Wang and Zhang was in the form of financial and technical consultancy services to be rendered, thus the corresponding amount $7,882,416 was recorded as consulting and professional fees.

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at December 31, 2008.

According to the signed agreements mentioned in above, the redemption would be required to perform in September 2008. However the company has already obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption would be deferred to the year of 2009.

20.	Other Income / (Expenses)

Among the other income / (expenses), there was an amount incurred for the penalty to investors. For the years ended December 31, 2008 and 2007, the amount of penalty to investors mainly composed of the following events:

	YEAR ENDED DECEMBER 31,
	2008	2007
Registeration delay expense	$1,113,405	$1,022,275
Make Good Agreement	266,768	-
	$1,380,173	$1,022,275

a)
In accordance with FASB staff position No. EITF00-19-2 the Group recorded $1,113,405 in Registration Delay Expense, for the year ended December 31, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. According to the signed agreement, the penalty would be capped 10% of the total fund raised and such cap was reached in June 2008, thus there would be no more penalties incurred onwards. Furthermore, the Registration Statement had been effective in August 2008.

b)
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

21.	Other general and administrative

For the years ended December 31, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following events:

	YEAR ENDED DECEMBER 31,
	2008	2007
Audit and accounting	$420,724	$405,364
Legal fees	240,247	304,649
Office expenses	231,373	428,219
Salaries and wages	950,023	961,797
Consulting fee	982,460	221,044
Rent & Utilities	106,611	77,132
Investor relation, Transfer agent and filing fees	33,563	109,540
Travel and transportation	249,364	239,316
Repair and maintanence	296,822	-
Miscellaneous	276,496	426,246
Total other general & administrative	$3,787,684	$3,173,307

22.	Government Subsidies / Grants

As mentioned in the Note 14, long term debt payable, various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.  According to the technology fund agreements, the various government technology agencies will examine the results of research and development according to the status of the projects. Once the examination takes place, the obligation of a particular debt payable is discharged accordingly.

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants.  During the year ended December 31, 2008, there were no government subsidies / grants recognized as revenue

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the years ended December 31, 2008 and 2007 as Benda did not have reportable taxable income for the periods.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the years ended December 31, 2008 and 2007 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC.  Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, for the following three years.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, for the following three years. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to 50% reduction in income taxes; whereas the full income tax rate is 33%. The remaining tax holidays will be expired in 2009.

However, starting and effective from January 1, 2008, the full income tax rate would be changed from 33% to 25% according to the new PRC taxation regulations. Therefore these subsidiaries will be subject to the regular full income tax rate at 25% after the tax holidays expire.

According to the new taxation regulations starting and effective from January 1, 2008, Beijing Shuhai is subject to the full income tax rate of 25%.

According to the new taxation regulations starting and effective from January 1, 2008, SiBiono, which is located in Shenzhen, a Special Economic District of PRC, is subject to the full income tax rate of 25% gradually in five years as following:

Year	Tax rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

There was no income tax of the Group for the years ended December 31, 2008. The prepaid income tax by the Group during the year ended December 31, 2008 at amount of $0.71 million was recorded as prepaid tax.

The provision for taxes on earnings consisted of:

	YEAR ENDED DECEMBER 31,
	2008	2007
Crurrent income taxes expenses:
PRC Enterprise Income	$-	$965,183
United States Federal Income Tax	-	-
	$-	$965,183

A reconciliation between the income tax computed at the U.S statutory rate and the Groups provision for Income tax for the years of 2008 and 2007 are as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007
U.S Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S	-34.0%	-34.0%
PRC statuory rate	25.0%	33.0%
Tax relief and holidy granted to the Subsidary	-12.5%	-15.0%
Provision for income tax	-12.5%	18.0%

24.	Long Term Convertible Promissory Note

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

On July 10, 2008, 10 units of were converted to shares of 540,870. Therefore, as of December 31, 2008, the aggregate $7,260,000 principal balance of the notes remained outstanding and for the year ended December 31, 2008, the Group recorded $695,286 of interest expense related to the Notes.

During the year ended December 31, 2008, the Group recorded $3,520,876 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants.  This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes.  For the year ended December 31, 2008, the Group recorded $264,962 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”).  In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.065. During the year ended December 31, 2008 the Group issued shares 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768.

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

In accordance with FASB staff position No. EITF00-19-2, as of December 31, 2008 the Group recorded $1,113,405 for Registration Delay Expense or penalty to investors. According to the signed agreement, the penalty would be capped 10% of the total fund raised and such cap was reached in June 2008, thus there would be no more penalties incurred onwards. Furthermore, the Registration Statement had been effective in August 2008.

25.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of December 31, 2008, and 2007, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)
As of December 31, 2007, 100,170,071 shares of common stock were issued and outstanding, par value $0.001 each; During the reporting period of the year 2008: (i) 523,438 shares were issued to PIPE investors as penalty for registeration delay expenses (see Note 20); (ii) 110,000 shares were issued to the independent directors in lieu of their remuneration; (iii) 540,870 shares were issued upon conversion of 10 units of convertible promissory notes; and (iv) 3,810,976 shares were issued to the investors under the Make Good Agreement . Thus, the share of common stock issued and outstanding was 105,155,355 as of December 31, 2008.

(c)	The following tables shows the events occurred in additional paid-in capital:

		Events occurred
	December 31,	during the	December 31,
Events	2007	reporting period	2008
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	-	$584,481

To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)

Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434

To eliminate the common stock and additional paid-in capital of the former shell
company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770

To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)

Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038

Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)

To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285

To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)

Issuance of common stock 706,195 at $0.4622 per share	325,697	-	325,697

Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089	-	2,385,089

Debt discount on warrants issued with convertible promissory notes	5,174,911	-	5,174,911

Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347	-	470,347

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461	-	92,461

Issuance of common stock to directors in lieu of their remuneration	-	75,790	75,790

Issuance of common stock to PIPE investors as penalty for registeration delay expenses	-	229,789	229,789

Conversion of convertible promissory notes	-	(8,039)	(8,039)

Issuance of common stock to investors under "Make Good Agreement"	-	262,957	262,957

Additional paid-in capital, balance for the period ended	$21,547,929	560,498	$22,108,427

(d)
As of December 31, 2007, 27,708,929 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding, During the year ended December 31, 2008, 1,597,075 warrants were issuable to CRT Capital Group, LLC and 958,245 warrants were issuable to EastGate Financial, Inc. in lieu of their consultancy service. Thus the remaining balance as December 31, 2008 was 30,264,249

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

The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	YEAR ENDED DECEMBER 31,
	2008	2007
Numerator:
Net income (loss)	$(15,815,920)	$(7,362,825)

Denominator:
Basic weighted-average shares outstanding	101,965,464	98,181,685
Effect of dilutive stock options & warrants	-	-
Diluted weighted-average shares outstanding	101,965,464	98,181,685

Net income (loss) per share:
Basic	$(0.16)	$(0.07)
Diluted	$(0.16)	$(0.07)

27.	Commitments and Contingencies

As of December 31 2008, there was an operating lease commitment and the amounts are stated as follows;

	YEAR ENDED DECEMBER 31,
	2008	2007
Rental and Property Management Fee
Within one year	$70,203	$107,600
One to two year	-	73,691
Total commitments payable	$70,203	$181,291

28.	Segment Information

The Group states the segment information according to the requirement stated in paragraph 37 of SFAS 131. The Group produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

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

Selected financial information for each of these segments for the years ended December 31, 2008 and 2007 were as follows:

	YEAR ENDED DECEMBER 31,

Branded/Generic medicine segment	2008	2007
Revenue from external customers	$22,021,248	$19,353,654
Cost of sales	(14,761,544)	(12,046,687)
Gross profit	7,259,704	7,306,967
Gross margin	33%	38%
Research and development	(19,541)	(2,963)
Selling expense	(1,329,197)	(715,588)
General and administrative expense	(10,126,419)	(628,426)
Segment contribution	$(4,215,453)	$5,959,990
Contribution margin	-19%	31%

Total assets, segment	$28,964,374	$32,296,895

Active pharmaceutical ingredients segment	2008	2007
Revenue from external customers	$689,481	$531,531
Cost of sales	(778,212)	(528,473)
Gross profit	(88,731)	3,058
Gross margin	-13%	0%
Research and development	(5,776)	(359)
Selling expense	(5,581)	(505)
General and administrative expense	(1,726,546)	(224,754)
Segment contribution	$(1,826,634)	$(222,560)
Contribution margin	-265%	0%

Total assets, segment	$9,772,782	$8,852,806

Bulk chemicals segment	2008	2007
Revenue from external customers	$-	$698,578
Cost of sales	-	(425,529)
Gross profit	-	273,049
Gross margin	0%	39%
Research and development	-	-
Selling expense	-	(27,309)
General and administrative expense	(628,182)	(590,759)
Segment contribution	$(628,182)	$(345,019)
Contribution margin	0%	-49%

Total assets, segment	$7,472,081	$7,668,725

Pharynigitis killer therapy segment	2008	2007
Revenue from external customers	$4,565	$43,890
Cost of sales	(251)	(2,341)
Gross profit	4,314	41,549
Gross margin	95%	95%
Research and development	-	-
Selling expense	(4,370)	(43,680)
General and administrative expense	(38,049)	(116,825)
Segment contribution	$(38,105)	$(118,956)
Contribution margin	-835%	-271%

Total assets, segment	$92,255	$106,345

Gendicine (Ad-p53) segment	2008	2007
Revenue from external customers	$2,326,692	$5,756,955
Cost of sales	(200,100)	(418,667)
Gross profit	2,126,592	5,338,288
Gross margin	91%	93%
Research and development	(1,436,635)	(550,640)
Selling expense	(1,369,820)	(794,573)
General and administrative expense	(1,400,002)	(1,295,906)
Segment contribution	$(2,079,864)	$2,697,169
Contribution margin	-89%	47%

Total assets, segment	$12,333,971	$13,632,634

	YEAR ENDED DECEMBER 31,
	TOTAL
	2008	2007
Total revenue from external customers	$25,041,986	$26,384,608
Cost of sales	(15,740,107)	(13,421,697)
Gross profit	9,301,879	12,962,911
Gross margin	37%	49%
Research and development	(1,461,951)	(553,962)
Selling expense	(2,708,968)	(1,581,655)
General and administrative expense	(13,919,196)	(2,856,670)
Segment contribution	$(8,788,237)	$7,970,624
Contribution margin	-35%	30%

Total assets, segment	$58,635,463	$62,557,407

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007
Total segment contribution	$(8,788,237)	$7,970,624
Unallocated amounts:
Loss on disposal of fixed assets	-	(30,027)
Government subsidy	-	2,276,574
Other income/(expenses)	(1,311,140)	(966,311)
Other corporate expenses	(7,194,822)	(13,412,308)

Total income / (loss) before minority interest and income taxes	$(17,294,198)	$(4,161,448)

The other corporate expenses for the year ended December 31, 2008 and 2007 composed of the following events:

	YEAR ENDED DECEMBER 31,
	2008	2007
Consulting and professional fee	$-	$8,353,615
Wages and salaries	417,276	347,949
Audit and accounting	330,919	334,106
Amortization of debt issue cost	264,962	201,255
Consulting fee	747,937	157,619
Investor relation, transfer agent and filing fees	33,563	109,540
Director renumeration	185,468	94,247
Legal fee	137,805	102,544
Brokerage	-	50,161
Travel and transportation	4,844	51,071
Office expense	1,120	53,597
Interest expense	4,961,430	3,090,952
Miscellaneous	109,499	465,652
Total	$7,194,822	$13,412,308

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the years ended December 31, 2008 and 2007:

	YEAR ENDED DECEMBER 31,
	2008	2007
Total assets, segment	$58,635,463	$62,557,407

Total assets of corporate:
Cash and cash equivalent	31,070	80,291
Bank indebtedness	1,288,257	874,490
Prepaid expesnes and deposit	2,952	851
Refundable purchase price paid	1,200,000	1,200,000
Due from related parties	660,102	876,589
Debit issue costs:
placement agent commission	55,485	327,945
Accumulative other comprehensive income

Total assets	$61,873,327	$65,917,572

The following table shows how the minority interest for year ended December 31, 2008 and 2007 was derived:

	Year Ended December 31, 2008
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$(4,215,453)	(1,826,634)	(628,182)	(38,105)	(2,079,864)	$(8,788,237)
Interest income/ (expenses)	(506,997)	1,610	52	-	(317,975)	(823,309)
Other income / (expenses)	118,065	182	3,943	6,829	64,888	193,906
Income taxes	-	-	-	-	-	-
Income / (loss) before minority interest	$(4,604,384)	(1,824,842)	(624,187)	(31,276)	(2,332,950)	$(9,417,640)

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$(230,219)	(177,922)	(60,858)	(8,992)	(1,000,287)	$(1,478,278)

	Year Ended December 31, 2007
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$5,959,990	(222,560)	(345,019)	(118,956)	2,697,169	$7,970,624
Loss on disposal of assets	-	(24,852)	(5,175)	-	-	(30,027)
Interest income/ (expenses)	(88,077)	2,547	(23,748)	(23)	(189,423)	(298,724)
Government subsidy	-	-	-	-	2,276,574	2,276,574
Other income / (expenses)	(18,449)	(12,273)	3,555	(1,251)	84,382	55,964
Income taxes	(965,183)	-	-	-	-	(965,183)
Income / (loss) before minority interest	$4,888,281	(257,138)	(370,387)	(120,230)	4,868,702	$9,009,228

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$244,414	(25,071)	(36,112)	(34,566)	2,087,529	$2,236,194

29.	Subsequent Events

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court to demand Zhaozhu Peng to transfer back all the above mentioned patents to SiBiono. The case has been accepted by the Court and is waiting for its further investigation.

(b)
As mentioned in Note 12, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million (or $1.88 million).

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation.

(c)
The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs. As of the date hereof, the Company has not received service of such notice, and therefore, the Company does not have details regarding the content of the complaint made by the Plaintiffs.

(d)
On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note.  On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position	Date of Appointment
Yiqing Wan	46	Chief Executive Officer and Chairman	November 10, 2006

Wei Xu	45	Vice President of Operations	November 15, 2006

Jun Tang	42	Director	April 25, 2008

Hui Long	47	Vice President of Technology	November 15, 2006

Jingbo Wu	46	Vice President	November 15, 2006

Dr. Q.Y. Ma	51	Chairman of Compensation Committee and Director	March 20, 2007

Eric Yu	40	Chief Financial Officer and Director	February 9, 2007

Dr. George (Guoqing) Zhou, Ph.D.		Chief Operating Officer	August 13, 2008

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

Dr. George (Guoqing) Zhou, Ph.D.

Dr. George Zhou was appointed as our Chief Operating Officer on August 13, 2008. Prior to joining the Company, from June 2007 to July 2008, Mr. Zhou served as Partner and managing director of Eos Funds, a consulting and direct investment for Chinese companies to list in the US and Canadian public.

From June 2004 to May 2007, Mr. Zhou served as Co-founder, President, CEO, and Board Director of Red Mountain Pharmaceuticals Ltd., currently called Abepharma Ltd., a British Virgin Island Company with 19 subsidiaries, 1800 employees and has pharmaceutical manufacture, wholesale and retail (about 300 pharmacy chain stores) operations in Chifeng city, Inner Mongolia, China.

From June 2004 to December 2006, Mr. Zhou also served as Co-founder, CEO and Chairman of Board of Red Mountain Pharmaceutical (China), Inc., the subsidiary of Abepharma Ltd.

From June 2004 to December 2006, Mr. Zhou served as Co-founder, CEO, and then Chairman of the Board of Kangjian Pharmaceutical Co. Ltd. which acquired Chifeng Medical Group, the state owned enterprise (SOE) with about 3000 employees, 50 subsidiaries, including pharmaceutical manufacture, wholesales and over 300 retail stores, medical devices, hospitals and clinics, hotels, real estates, farms, restaurants. Mr. Zhou helped to successfully transform the company into a private corporation; re-structured part of its assets and businesses as Red Mountain Pharmaceuticals (China). Inc.; introduced US investors to the corporation; and set Western standard management schedules, including US GAAP Audit.

Prior to entering the pharmaceutical industry, Mr. Zhou was a post-doctoral fellow in molecular biology at the University of Victoria, Canada, and received a Ph.D. in molecular biology from Umea University, Sweden. He received his Masters degree in Genetics at Southwest University, China. He was an associate professor from August of 1996 to 1998 at Chongqing University, China.

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

The members of the Audit Committee are independent of the Company (as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules). We currently do not have a member of the Audit Committee that is a “financial expert” as defined under Item 407 of Regulation S-B.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s President as of the end of the 2008 and 2007 fiscal year; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2008 and 2007 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yiqing Wan, CEO and President	2008 2007	$ $	160,000 160,000	—	—	—	—	—	—	$ $	160,000 160,000
Wei Xu, Vice President	2008 2007	$ $	100,000 100,000	—	—	—	—	—	—	$ $	100,000 100,000
Hui Long, Vice President	2008 2007	$ $	6,170 6,170	—	—	—	—	—	—	$ $	6,170 6,170
Daping Gu, Vice President	2008 2007	$ $	6,000 6,000	—	—	—	—	—	—	$ $	6,000 6,000
Jingbo Wu, Vice President	2008 2007	$ $	6,000 6,000	—	—	—	—	—	—	$ $	6,000 6,000
Eric Yu, CFO	2008 2007	$ $	100,000 89,000	—	—	—	—	—	—	$ $	100,000 89,000

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2008.

For the year ended December 31, 2008, we paid $94,247 as the director remuneration to our independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table sets forth information as of April 13, 2009 with respect to the beneficial ownership of the outstanding shares of the Company’s capital stock by (i) each person known by the Company who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Company; and (iii) all the aforementioned officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of April 13, 2009 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 160,125,557 common shares issued and outstanding on a fully converted basis as of April 13, 2009.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership (5)
XIA Pharmaceutical Inc. (1)	44,687,136	(2)	27.91%
Hui Long (1)	0		0.00%
Yiqing Wan (1)	44,687,136	(2)	27.91%
Wei Xu (1)	44,687,136	(2)	27.91%
John Micek, III (1)	973,566	(4)	0.61%
Dr. Q.Y. Ma (1)	0		0.00%
Eric Yu (1)	1,500,000	(6)	0.94%
Daping Gu (1)	0		0.00%
Ruilu Song (1)	0		0.00%
Jingbo Wu (1)	0		0.00%
Pope Investments, LLC (3) 5100 Poplar Ave., Suite 805 Memphis, TN 38137	51,108,458		31.92%
All Executive Officers and Directors as a group (7 persons)	47,160,702		29.45%

(1)	Address is c/o Room 13, Floor 25, Sunny New World Tower, No. 231 Xin Hua Road, Jianghan District, Wuhan, Hubei, PRC.

(2)	Yiqing Wan and Wei Xu each have a 50% equity ownership in XIA Pharmaceutical Inc. They are both our executive officers and Yiqing Wan is a director. In addition, they are husband and wife.

(3)
William P. Wells is the manager of Pope Investments, LLC (“Pope”) and exercises sole voting and investment control over such shares. In addition to the 22,337,998 shares of common stock, Pope also holds warrants for the right to purchase a total of 21,818,452 additional shares, and a Convertible Promissory Note convertible into 9,952,008 additional shares.

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

(5)
Applicable percentage of ownership is based on 105,155,355 shares of common stock outstanding as of April 13, 2009 together with securities exercisable or convertible into shares of common stock within sixty (60) days of April 13, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(6)	Eric Yu is a member or our Board of Directors and our Chief Financial Officer. XIA Pharmaceutical, Inc. transferred 1,500,000 shares to Mr. Yu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Described below are certain transactions or series of transactions since inception between Benda and our subsidiaries and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $60,000 other than compensation arrangements that are otherwise required to be described under "Executive Compensation."

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

In connection with the Purchase Agreement, we paid Norwood approximately $18,936 for consulting services rendered by it to Applied Spectrum.

Related Party Transactions and Long Term Loan Receivable

Due from related parties at December 31, 2008 and 2007 were comprised as follows:

		December 31,	December 31,
	Relationship	2008	2007
Current
Qin Yu	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		$4,314	$-
Hua Shen	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	137,097
Pong Tsaiohuei	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	3,257
Xiaozhi Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		5,439	5,083
Rong He	Manager
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		1,247	-
		$11,000	$145,437

Non current
Hua Shen	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	137,097
Pong Tsaiohuei	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	3,257
Xiaozhi Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	5,083
Yiqing Wan	CEO & Director
Due to Ever Leader Holdings Co. Ltd.		$650,791	$646,429
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		439,719	72,949
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		-	3,608
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due to Yidu Benda Chemicals Co. Ltd.		1,607,173	1,502,118
Due to Ever Leader Holdings Co. Ltd.		231,713	230,160
Feng Wang	Minority shareholder
Due to Beijing Shusai Pharyngitis Research Co. Ltd.		32,348	29,318
Total due from related parties		$2,961,744	$2,630,019

Due to related parties at December 31, 2008 and, 2007 were comprised as follows:

		December 31,	December 31,
	Relationship	2008	2007
Current
Wei Xu	Vice President, CEO's Spouse & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		$188,065	$-
Due from Everleader Holding Ltd.		967,999	-
Hua Xu	General Manager's Sister
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		25,523	-
Yiqing, Wan	CEO & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		237,780	-
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		33,253	-
Tongyi Tien	Manager
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		364	-
Pong Tsaiohuei	Minority shareholder
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		4,818	-
Total due to related parties		$1,457,803	$-

Non current
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		$28,602	$49,056
Due from Jiangliang Benda Pharamaceutical Co. Ltd.		811,073	1,872,374
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		14,262	6,846
Wei Xu	Vice President, CEO's Spouse & Director
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		48,922	-
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		65,691	-
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	26,597
Hua Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		-	1,009,792
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		-	61,491
Yiqing, Wan	CEO & Director
Due from Yidu Benda Chemicals Co. Ltd.		560	-
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	137,687
Hui Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		28,483	26,622
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		-	3,153
		$997,593	$3,193,618

Except for the loans from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures within six months, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes and are also long-term debts in nature, due on December 31, 2012.

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

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

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

2.3	Voting Agreement by and among the Ever Leader Shareholders and KI Equity, dated November 15, 2006 (4)

2.4	Escrow Agreement by and among Applied Spectrum, Ever Leader, Keating Securities, LLC and Steele Street State Bank, the escrow agent, dated November 15, 2006 (4)

2.5	Make Good Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

2.6	Make Good Escrow Agreement by and among Keating Securities, LLC, Applied Spectrum, Ever Leader, Mr. Yiqing Wan and Ms. Wei Xu, and Moveup Investments Limited, dated November 15, 2006 (4)

3.1	Certificate of Incorporation of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

3.2	Bylaws of Applied Spectrum Technologies, Inc., a Delaware corporation. (1)

4.1	Lock-Up Agreement amongst Applied Spectrum, Keating Securities, LLC, Yiqing Wan, Wei Xu and Moveup Investments Limited (4)

4.2	Specimen Stock Certificate for Shares of Common Stock of the Company (3)

10.1	Placement Agent Agreement dated October 17, 2006 between Applied Spectrum and Keating Securities, LLC (4)

10.2	Securities Purchase Agreement by and among Applied Spectrum, Ever Leader and the Investor listed on the attached Schedule of Buyers (4)

10.3	Registration Rights Agreement (4)

10.4	Form of Common Stock Purchase Warrant (4)

10.5	Form of Placement Agent Stock Purchase Warrant (4)

10.6	Employment Agreement with Yiqing Wan (4)

10.7	Employment Agreement with Wei Xu (4)

10.8	Employment Agreement with Hui Long (4)

10.9	Employment Agreement with Daping Gu (4)

10.10	Employment Agreement with Ruilu Song (4)

10.11	Employment Agreement with Jingbo Wu (4)

10.12	Form Investment Agreement between the Company and Buyers (5)

10.13	Equity Transfer Agreement with Shenzhen Yuanzheng Investment Development Co., Ltd (5)

10.14	Financial Consultancy Agreement (5)

10.15	Equity Transfer Agreement with Shenzhen Yuanxing Gene City Development Co., Ltd. (5)

10.16	Modification and Amendment Agreement dated April 5, 2007 (5)

10.17	Technical Consultancy Agreement with Huimin Zhang (6)

10.18	Equity Transfer Agreement with Huimin Zhang (6)

10.19	Technical Consultancy Agreement with Yaojin Wang (6)

10.20	Equity Transfer Agreement with Yaojin Wang (6)

10.21	Interview by Eric Yu for WallSt.net dated July 26, 2007 (7)

10.22	Rights Purchase Agreement with Dr. Yan Li (7)

10.23	The Science and Technology Cooperation Agreement between College of Chemistry and Life Science of China Three Gorges University and Yidu Benda (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-K.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-K.

32.1
Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-K.

32.2
Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Included as Exhibit in this Form 10-K.

(1)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2005 and filed on November 22, 2005 (SEC File No. 000-16397).

(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 7, 2006 and filed on September 7, 2006 (SEC File No. 000-16397).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 33-17959).

(4)	Incorporated by reference to the Company's Current Report on Form 8-K dated November 15, 2006 and filed on November 17, 2006 (SEC File No. 000-16397).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2007 and filed on April 6, 2007 (SEC File No. 000-16397).

(6)	Incorporated by reference to the Company’s Current Report on Amendment No. 1 to Form 8-K dated April 5, 2007 and filed on June 15, 2007 (SEC File No. 000-16397).

(7)	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 (SEC File No. 33-17959).

(b)   Reports on Form 8-K.

On March 4, 2009, the Company filed a Form 8K disclosing the acceleration of a debt obligation and the filing of a lawsuit against the Company.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $334,106  for the fiscal year ended December 31, 2007 and $420,734  for the fiscal year ended December 31, 2008.

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

BENDA PHARMACEUTICAL, INC.

Date: April 15, 2009	By:	/s/ Yiqing Wan
Yiqing Wan
Chief Executive Officer and President, and Director

Date: April 15, 2009	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer
Principal Accounting Officer
Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 1, 2008.

Name	Title	Date

/s/ Yiqing Wan	Chief Executive Officer and	April 15, 2009
Yiqing Wan	President / Director

/s/ Jun Tang	Director	April 15, 2009
Jun Tang

/s/ Dr. Q.Y. Ma	Director	April 15, 2009
Dr. Q.Y. Ma

/s/ Eric Yu	Chief Financial Officer, Principal	April 15, 2009
Eric Yu	Accounting Officer, and Director