Form 10-Q
period 2009-03-31
Benda Pharmaceutical, Inc.
filed 2009-05-20
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2009: 105,155,355 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

March 31, 2009

INDEX

 Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

CONTENTS

F1	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED).

F2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).

F5	CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).

F3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).

F4	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED).

F6 - F39	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,014,412	$569,019
Trade receivables, net (Note 5)	9,915,649	9,336,915
Other receivables (Note 5)	411,680	504,349
Short-term loan receivables (Note 5)	102,555	146,685
Prepaid tax (Note 23)	978,497	771,549
Due from related parties (Note 18)	10,594	11,000
Inventories (Note 7)	2,811,549	2,344,562
Prepaid expenses and deposits (Note 5)	1,049,141	918,209
Total current assets	16,294,077	14,602,288
Due from related parties (Note 18)	2,930,873	2,961,744
Property and equipments, net (Note 8)	28,558,970	29,057,225
Intangible assets, net (Note 9)	5,812,210	6,003,102
Goodwill (Note 10)	-	-
Restricted cash (Note 11)	6,502,345	6,162,849
Refundable purchase price paid (Note 6)	1,200,000	1,200,000
Other assets (Note 12)	1,828,411	1,830,634
Debt issue costs (Note 24)	-	55,485
Total Assets	$63,126,886	$61,873,327

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,286,674	$1,288,257
Bank loans payable (current portion) (Note 13)	2,980,935	2,984,560
Long term debt payable (current portion) (Note 14)	2,231,496	2,234,210
Accounts payable and accrued liabilities (Note 15)	8,101,395	7,228,400
Commercial notes payable (Note 11)	9,733,072	9,297,169
VAT taxes payable	526,087	516,302
Acquisition cost payable (Note 10)	1,424,758	1,426,491
Long-term convertible promissory notes (current portion) (Note 24)	7,260,000	6,395,951
Wages payable	1,060,831	630,475
Due to related parties (Note 18)	1,442,726	1,457,803
Total current liabilities	36,047,974	33,459,618
Long term debt payable (long term portion) (Note 14)	-	-
Long-term convertible promissory notes (Note 24)	-	-
Due to related parties (long-term) (Note 18)	951,678	997,593
Total liabilities	36,999,652	34,457,211

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding (Note 24)	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
105,155,355 shares issued and outstanding as of 3/31/2009
and 12/31/2008 respectively;	105,155	105,155
Additional paid in capital (Note 25)	22,108,427	22,108,427
Retained earnings (unrestricted)	(17,088,117)	(16,047,561)
Statutory surplus reserve fund (Note 17)	2,642,775	2,642,775
Accumulative other comprehensive income	6,295,227	6,347,547
Shares issuable for acquisition and services	503,860	503,860
Total Benda Pharmaceutical, Inc. Shareholders' Equity	14,567,327	15,660,203

Noncontrolling interest	4,183,541	4,379,547

Total Equity	18,750,868	20,039,750

Total Liabilities & Equity	$63,126,886	$61,873,327

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenue	$5,515,803	$5,947,370
Cost of goods sold	(3,142,791)	(3,817,246)
Gross profit	2,373,012	2,130,124

Selling expenses	(394,193)	(436,371)

General and administrative expenses
Amortization of intangible assets	(39,682)	(51,575)
Amortization of debt issue costs (Note 24)	(55,485)	(65,879)
Depreciation	(189,634)	(123,220)
Bad debts	(256,338)	(471,297)
Write-down of Inventory to Net Realizable Value (Recovery)	(247,479)	-
Director remuneration	(22,500)	(110,873)
Penalty to investors	-	-
Other general and administrative expenses (Note 21)	(539,004)	(1,097,869)
Total general and administrative expenses	(1,350,122)	(1,920,713)
Research and development expenses	(301,684)	(22,064)
Total operating expenses	(2,045,999)	(2,379,148)
Operating income / (loss)	327,013	(249,024)

Interest income / (expenses) (Note 24)	(1,270,381)	(1,212,282)
Other income / (expenses)	(17,189)	(420,512)
Government subsidies / grants (Note 22)	26,372	-

Loss before provision for income taxes and noncontrolling interest	(934,185)	(1,881,818)
Income taxes (Note 23)	(302,378)	(133,197)

Net loss	(1,236,563)	(2,015,015)

Net loss attributable to the noncontrolling interest	196,006	(22,398)

Net loss attributable to Benda Pharmaceutical, Inc.	$(1,040,557)	$(2,037,413)

Basic and Fully Diluted Loss per Share

Net loss attributable to Benda Pharmaceutical, Inc. common shareholders	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and fully diluted (Note 26)	102,596,431	100,312,873

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(1,236,563)	$(2,015,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad Debt provision	256,338	471,297
Inventory written down to net realizable value (recovery)	247,479	-
Depreciation	490,065	453,235
Amortization of intangible assets	182,531	184,115
Amortization of debt issue costs (Note 24)	55,485	65,879
Interest expense (amortization of debt discount) (Note 24)	864,049	941,122
Penalty to investors settled by issuance of common stock	-	230,312
Directors remuneration settled by issuance of common stock	-	75,900
Changes in operating assets and liabilities:
Trade receivables	(832,110)	(1,327,952)
Other receivables	92,668	(138,461)
Short-term loan receivable	44,130	-
Prepaid expenses and deposits	(130,932)	(304,699)
Inventories	(714,466)	(760,615)
Accounts payable and accrued liabilities	1,303,352	966,143
Taxes payable	(197,167)	(481,445)
Net cash provided by operating activities	424,859	(1,640,183)

Cash Flows From Investing Activities
Purchases of property and equipment and construction-in-progress	(33,852)	(214,454)

Net cash used in investing activities	(33,852)	(214,454)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under related parties, net	(29,716)	(64,406)
Proceeds and repayments of borrowings under government debts payable, net	-	230,527
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	94,824	1,498,624
Proceeds and repayments of borrowings under bank loans, net	-	(51,863)
Net cash provided by (used in) financing activities	65,108	1,612,882
Effect of exchange rate changes on cash	(10,722)	376,693
Net increase in cash and cash equivalents	445,393	134,938

Cash and cash equivalents, beginning of period	569,019	1,266,240

Cash and cash equivalents, end of period	$1,014,412	$1,401,178

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$467,079	$211,407
Cash paid for income taxes	$246,101	$487,318

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Comprehensive Income
For The Three Months Ended March 31, 2009 and 2008
(Amounts expressed in U.S. Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net loss	$(1,236,563)	$(2,015,015)

Other comprehensive income (loss)
Foreign currency translation adjustment	(52,320)	-

Comprehensive loss	(1,288,883)	(2,015,015)
Comprehensive loss attributable to the noncontrolling interest	196,006	(22,398)

Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(1,092,877)	$(2,037,413)

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statement of Changes in Equity
For The Three Months Ended March 31, 2009 (Unaudited)
(Amounts expressed in U.S. Dollars)

	Common						Statutory	Accumulated	Shares Issuable
	Shares				Additional	Retained	Surplus	Other	for	Non-
	Issued and		Comprehensive	Common	Paid-in	Earnings	Reserve	Comprehensive	Acquisition	Controlling
	Outstanding	Total	Income	Stock	Capital	(Unrestricted)	Fund	Income	and Services	Interest

Balance at December 31, 2008	105,155,355	$20,039,750	$-	$105,155	$22,108,427	$(16,047,561)	$2,642,775	$6,347,547	$503,860	$4,379,547

Comprehensive loss:
Net loss		(1,236,563)	(1,236,563)	-	-	(1,040,557)	-	-	-	(196,006)
Other comprehensive income (loss)
Foreign currency translation adjustment		(52,320)	(52,320)	-	-	-	-	(52,320)	-	-

Comprehensive loss		(1,288,883)	$(1,288,883)							$

Dividend paid		-

Balance at March 31, 2009	105,155,355	$18,750,868		105,155	$22,108,427	$(17,088,117)	$2,642,775	$6,295,227	$503,860	$4,183,541

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 60 million (or $7.88 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb 2.56 million (or $0.34 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $9.18 million. As of March 31, 2009, an accumulated amount, approximately Rmb52. 83million or $7.75 million was paid and leaving a balance of Rmb 9.73 million or $1.43 million (please refer to Note 10 for the details).

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

As of March 31, 2009, the organization and ownership structure of the Group is as follows:

2.	Basis of Preparation and Consolidation
The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Group for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Group as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Group as of March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008, respectively. These consolidated financial statements include the accounts of Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and Sibiono for the full year. All significant inter-company balances and transactions have been eliminated in consolidation.

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

As of March 31, 2009 and 2008, the Group provided a $4,039,835 and $1,464,538, respectively for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the three months ended March 31, 2009 and 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $5,006,506 and $4,300,015, respectively (please refer to Note 7 for details).

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

Impairment of Long-Lived Assets
The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. As of December 31, 2008, the Group has provided a full reserve against its Goodwill in the amount of $7,776,223. (Please refer to Note 10 for details).

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

Revenue Recognition
Among the most important accounting policies affecting the Group’s consolidated financial statements is its policy of recognizing revenue in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:
         1.       Persuasive evidence of an arrangement exists;
         2.       Delivery has occurred or services have been rendered;
         3.       The seller's price to the buyer is fixed or determinable; and
         4.       Collectibility is reasonably assured.
The majority of the Group's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Group believes that it can apply the provisions of SAB 104 with minimal subjectivity. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Group spent $301,684 and $22,064 on direct research and development (“R&D”) efforts for the three month ended March 31, 2009 and 2008, respectively.

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

Concentration of Credit Risk
A significant portion of the Group's cash at March 31, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the three months ended March 31, 2009 and 2008:

		Three Months Ended March 31,
		2009		2008
		(Unaudited)		(Unaudited)
	Revenue	$5,515,803%		$5,947,370%

	Individual customer's revenue
1	Zhuhai Gongbei Pharmaceutical Co., Ltd.	1,784,141	32%	1,527,292	26%
2	Shenyang Pharmaceutical Co., Ltd.	786,796	14%	712,182	5%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	669,488	12%	875,175	6%
4	Jiangxi Huiren Pharmaceutical Co., Ltd.	479,155	9%	352,842	2%
5	Wuhan Jiuding Pharmaceutical Co., Ltd.	322,350	6%	-	0%

	Account receivable, gross	$13,955,484%		$12,237,873%

	Individual customer's account receivable gross balance
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,582,136	19%	2,196,438	18%
2	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,405,271	10%	1,347,251	11%
3	Shenyang Pharmaceutical Co. Ltd.	1,361,610	10%	1,078,182	9%
4	Jiangxi Huiren Pharmaceutical Co. Ltd.	1,135,448	8%	571,918	5%
5	Wuhan Jiuding Pharmaceutical Co., Ltd.	438,015	3%	132,525	1%

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

The exchange rates in effect at March 31, 2009 and 2008 were stated as follows: (for RMB 1.00):

	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Fixed rate	$0.1465	$0.1428
Average rate	$0.1465	$0.1398

For the three months ended March 31, 2009 and 2008, the foreign exchange loss was $2,593 and $3,196 respectively.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Group adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Group evaluates the hierarchy disclosures each quarter.

Recent Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Group is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the Group’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Group beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Group’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Group beginning in the second quarter of fiscal year 2009.

Recently Adopted Accounting Pronouncements

In the first quarter of 2009, the Group adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Group does not complete any business combination in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Group’s financial statements or results of operations.

Effective January 1, 2009, the Group adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Group's financial statements or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Group’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Group adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Group's financial statements or results of operations.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on reported losses.

5.	Trade Receivables, Other Receivables, Short-term Loan Receivable and Prepaid expenses and Deposits

(1)	Allowance for doubtful debts

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid expenses and deposits as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Trade receivables, gross	$13,955,484	$13,123,374
Allowance for doubtful debts	(4,039,835)	(3,786,459)
Trade receivables, net	$9,915,649	$9,336,915

	March 31,	December 31,
	2009	2008
Other receivables, gross	$411,680	$504,349
Allowance for doubtful debts	-	-
Other receivables, net	$411,680	$504,349

	March 31,	December 31,
	2009	2008
Prepaid and deposits, gross	$1,049,141	$918,209
Allowance for doubtful debts	-	-
Prepaid and deposits, net	$1,049,141	$918,209

The change of the allowance for doubtful debts between the reporting periods, as of March 31, 2009 and 2008, is displayed as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(3,786,459)	$(943,647)
Provision/Reversal during the period	(256,338)	(471,297)
Addition in lieu of acquisition of SiBiono	-	-
Foreign exchange difference	2,962	(49,594)
Balance at end of period	$(4,039,835)	$(1,464,538)

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

On, December 7, 2006, Benda Ebei paid $1.2 million to SECO (Shenzhen) Biotech Co., Ltd. (“SECO”) pursuant to a purchase agreement signed between SECO and Benda Ebei on December 3, 2006 to acquire a technology know-how and drug specifications and technical parameters in producing a Gastropathy drug owned by SECO. According to the signed contract:
•	The amount paid is refundable only if SECO fails to pass the examination conducted by Benda Ebei;

•	Altogether, there are three phases for the examination; however there is no specific time-table for the examination;
•	The contract is valid for 10 years upon the contract signed.

As at March 31, 2009, the deal has not been closed as the product is still under the process of development. As the date when could SECO pass the examination conducted by Benda Ebei cannot be determined, thus the amount paid is reclassified as non-current assets as of March 31, 2009.

7.	Inventories, Net

The Group’s inventories at March 31, 2009 and December 31, 2008 comprised as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$1,044,295	$874,180
Packing materials	323,493	481,724
Other materials / supplies	89,139	88,412
Finished goods	1,061,734	754,838
Work-in-process	5,299,394	5,086,780
Total inventories at cost	7,818,055	7,285,934

Less: Reserves on inventories	(5,006,506)	(4,941,372)

Total inventories, net	$2,811,549	$2,344,562

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, other material and suppliers, finished goods and work-in-process at the amount of $12,962, $54,651, $67,596, $26,612 and $4,844,685 respectively as of March 31, 2009. As of December 31, 2008, there was a reserve made on raw materials, packing materials, finished goods and work-in-process at the amount of $122,433, $7,118, $269,749 and $4,542,072 respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-process. As of March 31, 2009, the provision of reserve on work in process was $4,844,685.

8.	Property and Equipment, Net

The Group’s property and equipment at March 31, 2009 and December 31, 2008 were comprised as follows:

	December 31, 2008	Addition	Foreign Currency Translation Difference	March 31, 2009
		(Unaudited)	(Unaudited)	(Unaudited)
Buildings	$9,692,441	-	(14,792)	$9,677,649
Machinery and equipment	16,769,328	6,236	(25,570)	16,749,995
Office equipment	40,728	1,098	(59)	41,767
Motor Vehicles	252,163	-	(377)	251,785
Cost	26,754,660	7,334	(40,799)	26,721,196

Less: Accumulated Depreciation

Buildings	$(1,559,511)	(121,758)	2,730	$(1,678,539)
Machinery and equipment	(4,160,667)	(352,673)	5,765	(4,507,575)
Office equipment	(30,839)	(6,234)	44	(37,029)
Motor Vehicles	(89,863)	(9,400)	108	(99,155)
Accumulated Depreciation	(5,840,880)	(490,065)	8,647	(6,322,298)

Construction in progress	$8,143,445	26,518	(9,891)	$8,160,072

Total property and equipment, net	$29,057,225	(456,213)	(42,043)	$28,558,970

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with Shanghai Pudong Development Bank on August 14, 2007 and a supplementary agreement on January 21, 2008. Under the agreements the credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda. As of March 31, 2009, the net book value of pledged property and equipment was approximately Rmb129.30 million (or $18.94 million) in total.

The depreciation expense for the three months ended March 31, 2009 was calculated as follows:

	Original Cost
	December 31,	March 31,				Depreciation	Deprecation
	2008	2009	Average	Salvage	Estimate	Calculated	Reported	Difference
		(Unaduited)	(Unaduited)	Value	Useful Lives	(Unaduited)	(Unaduited)	(Unaduited)
Building	$9,692,441	9,677,649	9,685,045	5%	20	115,010	121,758	(6,748)
Property and equipment	16,769,328	16,749,995	16,759,662	5%	10	398,042	352,673	45,369
Office equipment	40,728	41,767	41,248	5%	5	1,959	6,234	(4,275)
Motor vehicle	252,163	251,785	251,974	5%	5	11,969	9,400	2,569
Total property and equipments	$26,754,660	26,721,196	26,737,928			526,980	490,065	36,915

The above table shows the calculation of depreciation expenses for the three months ended March 31, 2009. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The estimated useful lives for buildings and property and equipments vary from 20 to 30 years and 10 to 15 years, respectively. For the three months ended March 31, 2009, the majority of the building subjected to depreciation had useful lives of 20 years and property and equipment had useful lives of 10 years.

The total depreciation expense was $490,065 and $453,253 for the three months ended March 31, 2009 and 2008, respectively, and is broken down as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cost of sales	$300,431	$330,015
Operating expenses	189,634	123,220
Balance at end of period	$490,065	$453,235

9.	Intangible Assets, Net

The Group’s intangible assets at March 31, 2009 and December 31, 2008 were comprised as follows:

	December 31, 2008	Addition	Disposal	Foreign Currency Translation Difference	March 31, 2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Land-use rights	$3,117,136	-		(4,484)	$3,112,652
Drugs permits and licenses	2,780,254	-		(4,000)	2,776,254
Technology formulas	1,012,129	-		(1,229)	1,010,900
Patent	1,803,829	-		(2,191)	1,801,638
Cost	8,713,348	-	-	(11,904)	8,701,444

Land-use rights	$(279,127)	(15,508)		389	$(294,246)
Drugs permits and licenses	(1,664,541)	(68,709)		2,222	(1,731,028)
Technology formulas	(254,683)	(25,273)		310	(279,646)
Patent	(511,896)	(73,041)		623	(584,314)
Accumulated amortization	(2,710,247)	(182,531)	-	3,544	(2,889,234)

Total intangible assets, net	$6,003,102	(182,531)	-	(8,360)	$5,812,210

In May 2007, SiBiono enter into a co-operation agreement with DNAVEC, a Japanese gene therapy research institute. Under the terms of the agreement, DNAVEC will leverage SiBiono’s proven gene therapy manufacturing platform and will transfer the exclusive development and distribution rights of SeV-Gag in China to SiBiono. The total purchase cost was Rmb2 million or $ 0.28 million and recorded as intangible assets. In November 2008 this project was ceased and the whole cost was recoverable. Therefore the whole cost was removed from intangible assets and related amortization was reversed. As of March 31, 2009, Rmb 1.4 million or $ 0.19 million was received, leaving a balance of Rmb 0.6 million or $ 0.09 million receivable.

The amortization expense for the three months ended March 31, 2009 was calculated as follows:

	Original Cost
	December 31,	March 31,			Amortization	Amortization
	2008	2009	Average	Estimated	Calculated	Reported	Difference
		(Unaudited)	(Unaudited)	Useful lives	(Unaudited)	(Unaudited)	(Unaudited)
Land-use rights	$3,117,136	3,112,652	3,114,894	40	$19,468	15,508	3,960
Drugs permits and licenses	2,780,254	2,776,254	2,778,254	10	69,456	68,709	747
Technology formulas	1,012,129	1,010,900	1,011,515	10	25,288	25,273	15
Patent	1,803,829	1,801,638	1,801,638	6	75,068	73,041	2,027
Total Intangible assets	$8,713,348	8,701,444	8,706,301		$189,280	182,531	6,749

The above table shows the calculation of amortization expenses for the three months ended March 31, 2009. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

The total amortization expense was $182,531 and $184,115 for the three months ended March 31, 2009 and 2008, respectively, and is broken down as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cost of sales	$142,849	$132,540
Operating expenses	39,682	51,575
Balance at end of period	$182,531	$184,115

10.	Goodwill and Acquisition Cost Payable

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

As of March 31, 2009, out of the total acquisition cost Rmb62.56 million (or $9.18 million), the following payments were made:

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

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of March 31, 2009, the total amount paid was Rmb52.83 million (or $7.75 million) and the outstanding balance was Rmb9.73 million (or $1.43 million).

The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year of 2009.

11.	Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at March 31, 2009 and December 31, 2008 was comprised as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Deposits for issuance of commercial notes	$5,200,425	$4,859,346
Funds from government technolgy agencies	1,301,920	1,303,503
Total restricted cash	$6,502,345	$6,162,849

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:
a)	Duration of the agreement is three years;
b)	It is non-interest bearing;
c)	The repayment period of each commercial note payable is six months;
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

As of March 31, 2009, Benda Ebei and Jiangling Benda deposited an amount $5,200,425 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of March 31, 2009, the balance of the commercial bank notes payable was $9,733,072. Thus the net commercial bank notes payable was $4,532,647 as of March 31, 2009.

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,301,920 as of March 31, 2009. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,286,674 as of March 31, 2009.

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

As of March 31, 2009 and December 31, 2008, SiBiono, had one outstanding bank loan with an amount of $2,980,935 and $2,984,560, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes.  This loan carries annual interest rate of 6.34% and matures on April 29, 2008.  This loan is personal guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono.

For the three months ended March 31, 2009, SiBiono has been sued for default on the bank loans and judgment has been made as follows:
a.
On or before November 23,2008 (10 days after the judgment date of November 13, 2008), SiBiono needs to repay the bank for the principal of Rmb20,346,672, accrued interest and penalty up to August 15, 2008 for Rmb1,506,994 and accrued interest from August 16, 2008 through repayment date. However, as SiBiono has not yet repaid anything yet, the accrued interest for the later period will be estimated at Rmb531,780, or total accrued interest as of March 31, 2009 was Rmb2,038,775;

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

As of May 15, 2009, the Group is still under the negotiation with the bank on arranging the settlement of the bank loan. Furthermore, as of May 15, 2009, the bank has not taken any further actions to against SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $47,219 and $48,853 for the three months ended March 31, 2009 and 2008, respectively.

14.	Long Term Debt Payable

As of March 31, 2009, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The long term debt payable at March 31, 2009 and December 31, 2008 were comprised as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Long-term debt payable due within one year	$2,231,496	$2,234,210
Long-term debt payable due after one year	-	-
Total long-term debt payable	$2,231,496	$2,234,210

The obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the three months ended March 31, 2009, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15.	Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of March 31, 2009 and December 31, 2008 were comprised as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Trade payable	$1,188,125	$605,316
Deposits paid by customer	80,297	1,055
Acquisition cost payable following the arbitration (Note 12)	1,874,673	1,876,953
Accrued liabilities	4,344,220	3,999,155
Miscellaneous payables	614,080	745,921
Total account payables and accrued liabilities	$8,101,395	$7,228,400

16.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC.  Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of March 31, 2009 and December 31, 2008, the Group accrued approximately $439,000 and $486,000 for the employees’ welfare respectively.

17.	Statutory Surplus Reserve Fund

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries.  Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of March 31, 2009 and December 31, 2008, the registered capital of the Group’s PRC subsidiaries was $21,719,896.

18.	Related Party Transactions

Due from related parties at March 31, 2009 and December 31, 2008 were comprised as follows:

		March 31,	December 31,
		2009	2008
	Relationship	(Unaudited)
Current
Qin Yu	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		$4,602	$4,314
Xiaoji Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		5,432	5,439
Rong He	Manager
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		560	1,247
		$10,594	$11,000

Non current
Yiqing Wan	CEO & Director
Due to Ever Leader Holdings Co. Ltd.		$650,759	$650,791
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		410,922	439,719
Hubei Benda Science Development Co., Ltd.
Due to Ever Leader Holdings Co. Ltd.		231,701
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due to Yidu Benda Chemicals Co. Ltd.		1,605,184	1,607,173
Due to Ever Leader Holdings Co. Ltd.			231,713
Feng Wang	Minority shareholder
Due to Beijing Shusai Pharyngitis Research Co. Ltd.		32,307	32,348
Total due from related parties		$2,930,873	$2,961,744

Due to related parties at March 31, 2009 and December 31, 2008 were comprised as follows:

		March 31,	December 31,
		2009	2008
Current	Relationship	(Unaudited)
Wei Xu	Vice President, CEO's Spouse & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		$191,782	$188,065
Due from Everleader Holding Ltd.		997,965	967,999
Hua Xu	General Manager's Sister
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		24,234	25,523
Yiqing, Wan	CEO & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		223,568	237,780
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	33,253
Dongyi Tien	Manager
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		364	364
Pong Tsaiohuei	Minority shareholder
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		4,813	4,818
Total due to related parties		$1,442,726	$1,457,803
Non current
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		$	$28,602
Due from Jiangliang Benda Pharamaceutical Co. Ltd.			811,073
Due from Beijing Shusai Pharyngitis Research Co. Ltd.			14,262
Wei Xu	Vice President, CEO's Spouse & Director
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		46,051	48,922
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		65,612	65,691
Yiqing, Wan	CEO & Director
Due from Yidu Benda Chemicals Co. Ltd.		560	560
Hubei Benda Science Development Co., Ltd.
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		28,568
Due from Jiangliang Benda Pharamaceutical Co. Ltd.		768,306
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		14,131
Hui Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		28,450	28,483
		$951,678	$997,593

Except for the loans, $997,965, from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures within six months, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes, among which the current portion does not have definitive terms and for those portions which are long-term debts in nature, due on December 31, 2012.

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at March 31, 2009.

According to the signed agreements mentioned in above, the redemption would be required to perform in September 2008. However the company has already obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption would be deferred to the year of 2009.

20.	Other Income (expenses)

In accordance with FASB staff position No. EITF00-19-2 the Group recorded $722,205 in Registration Delay Expense, for the three month ended March 31, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. There was no penalty to investors incurred for the three months ended March 31, 2009.

21.	Other General and Administrative Expenses

For the three months ended March 31, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following events:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Audit and accounting	$41,561	$129,334
Legal fees	54,382	8,053
Office expenses	44,002	138,971
Salaries and wages	231,864	349,270
Consulting fee	25,500	232,914
Rent & Utilities	9,401	35,540
Investor relation, Transfer agent and filing fees	2,720	18,846
Travel and transportation	28,225	70,563
Repair and maintanence	6,375	76,654
Miscellaneous	94,974	37,724
Total other general & administrative	$539,004	$1,097,869

22.	Government Subsidies and Grants

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants.  During the three months ended March 31, 2009, there were no long term debt payable discharged and government subsidies / grants recognized as revenue

Besides, during the three months ended March 31, 2009, there was Rmb 180,000 or $26,372 received by Jiangling Benda from the local financial bureau to support the enterprise with small and medium size.

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the three months ended March 31, 2009 and 2008 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the three months ended March 31, 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC.  Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% redsuction in income taxes, for the following three years.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were thsssssserefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in income taxes, for the following three years. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

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

Benda Ebei recorded $302,378 income tax for the three months ended March 31, 2009. The prepaid income tax by the Group as of March 31, 2009 at amount of $0.98 million was recorded as taxes recoverable.

The provision for taxes on earnings consisted of:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Crurrent income taxes expenses:
PRC Enterprise Income	$302,378	$133,197
United States Federal Income Tax	-	-
	$302,378	$133,197

A reconciliation between the income tax computed at the U.S statutory rate and the Groups provision for Income tax for the three month ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
U.S Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S	-34.0%	-34.0%
PRC statuory rate	25.0%	25.0%
Tax relief and holidy granted to the Subsidary	0.0%	-12.5%
Provision for income tax	25.0%	-12.5%

24.	Long Term Convertible Promissory Notes

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

In March and April of 2007, the Group entered into Investment Agreements (“Agreements”) with certain accredited and institutional investors (“Investors”) pursuant to which the Investors purchased from the Group a total of 252 Units (“Units”), resulting in aggregate gross proceeds to the Group $7,560,000, with each Unit consisting of: (i) a Convertible Promissory Note (“Note”) in the principal amount of $30,000 and convertible into 54,087 shares of the Group's common stock; and (ii) a Common Stock Warrant (“Warrant”) to acquire 54,087 shares of the Group’s common stock at an exercise price of $0.555 per share and expiring on November 14, 2011. The Notes are immediately convertible at the option of each Investor, bear interest at a rate of 4% per annum and mature on March 28, 2009.

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

On July 10, 2008, 10 units of were converted to shares of 540,870. Therefore, as of March 31, 2009, the aggregate $7,260,000 principal balance of the notes remained outstanding and for the three months ended March 31, 2009, the Group recorded $272,250 of interest expense related to the Notes.

During the three months ended March 31, 2009, the Group recorded $864,049 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes.  For the three months ended March 31, 2009, the Group recorded $55,485 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”).  In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.065. During the year ended December 31, 2008 the Group issued shares 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768 and none for the three months ended March 31, 2009.

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

In accordance with FASB staff position No. EITF00-19-2, as of March 31, 2009 the Group recorded approximately $1.6 million for Registration Delay Expense or penalty to investors. According to the signed agreement, the penalty would be capped 10% of the total fund raised and such cap was reached in June 2008, thus there would be no more penalties incurred onwards. Furthermore, the Registration Statement had been effective in August 2008.

25.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of March 31, 2009, and December 31, 2008, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)
As of December 31, 2007, 100,170,071 shares of common stock were issued and outstanding, par value $0.001 each; During the reporting period of the year 2008: (i) 523,438 shares were issued to PIPE investors as penalty for registeration delay expenses; (ii) 110,000 shares were issued to the independent directors in lieu of their remuneration; (iii) 540,870 shares were issued upon conversion of 10 units of convertible promissory notes; and (iv) 3,810,976 shares were issued to the investors under the Make Good Agreement . Thus, the share of common stock issued and outstanding was 105,155,355 as of March 31, 2009 and December 31, 2008 respectively.

(c)	The following tables shows the events occurred in additional paid-in capital:

		Events occurred
	December 31,	during the	March 31,
	2008	reporting period	2009
Events		(Unaudited)	(Unaudited)
To record the changes of par value from $0.01 to $0.001 of the outstanding common stock as of 11/17/2005	$584,481	$-	$584,481

To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)

Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434

To eliminate the common stock and additional paid-in capital of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770

To eliminate the accumulated deficit of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)

Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038

Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)

To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285

To record the placement agent commission and transaction related fee of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)

Issuance of common stock 706,195 at $0.4622 per share	325,697	-	325,697

Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089	-	2,385,089

Debt discount on warrants issued with convertible promissory notes	5,174,911	-	5,174,911

Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347	-	470,347

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461	-	92,461

Issuance of common stock to directors in lieu of their remuneration	75,790	-	75,790

Issuance of common stock to PIPE investors as penalty for registeration delay expenses	229,789	-	229,789

Conversion of convertible promissory notes	(8,039)	-	(8,039)

Issuance of common stock to investors under "Make Good Agreement"	262,957	-	262,957

Additional paid-in capital, balance for the period ended	$22,108,427	$-	$22,108,427

(d)
As of December 31, 2007, 27,708,929 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding, During the year ended December 31, 2008, 1,597,075 warrants were issuable to CRT Capital Group, LLC and 958,245 warrants were issuable to EastGate Financial, Inc. in lieu of their consultancy service. Thus the remaining balance as March 31, 2009 was 30,264,249

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

The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(1,040,557)	$(2,037,413)

Denominator:
Basic weighted-average shares outstanding	102,596,431	100,312,873
Effect of dilutive stock options & warrants	-	-
Diluted weighted-average shares outstanding	102,596,431	100,312,873

Net income (loss) per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

27.	Commitments and Contingencies

As of March 31, 2009, there was an operating lease commitment and the amounts are stated as follows;
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Rental and Property Management Fee
Within one year	$48,313	$91,715
One to two year	-	76,763
Total commitments payable	$48,313	$168,478

28.	Segment Information

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

Selected financial information for each of these segments for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	(Unaudited)	(Unaudited)
Branded/Generic medicine segment	2009	2008
Revenue from external customers	$4,360,459	$5,521,109
Cost of sales	(2,659,781)	(3,781,154)
Gross profit	1,700,677	1,739,955
Gross margin	39%	32%
Research and development	(147)	0
Selling expense	(202,469)	(214,651)
General and administrative expense	(81,040)	(441,833)
Segment contribution	$1,417,022	$1,083,471
Contribution margin	32%	20%

Total assets, segment	$30,441,446	$37,198,711

Active pharmaceutical ingredients segment	2009	2008
Revenue from external customers	$422,262	$348
Cost of sales	(421,606)	-
Gross profit	656	348
Gross margin	0%	100%
Research and development	-	-
Selling expense	(3,914)	-
General and administrative expense	(261,183)	(243,569)
Segment contribution	$(264,441)	$(243,221)
Contribution margin	-63%	-69891%

Total assets, segment	$10,141,494	$8,909,348

Bulk chemicals segment	2009	2008
Revenue from external customers	$-	$-
Cost of sales	-	-
Gross profit	-	-
Gross margin	0%	0%
Research and development	-	-
Selling expense	-	-
General and administrative expense	(112,175)	(297,977)
Segment contribution	$(112,175)	$(297,977)
Contribution margin	0%	0%

Total assets, segment	$7,342,578	$7,536,881

Pharynigitis killer therapy segment	2009	2008
Revenue from external customers	$-	$2,097
Cost of sales	-	(115)
Gross profit	-	1,982
Gross margin	0%	95%
Research and development	-	-
Selling expense	-	(699)
General and administrative expense	(7,246)	(12,317)
Segment contribution	$(7,246)	$(11,034)
Contribution margin	0%	-526%

Total assets, segment	$86,220	$101,173

Gendicine (Ad-p53) segment	2009	2008
Revenue from external customers	$733,083	$423,816
Cost of sales	(61,403)	(35,977)
Gross profit	671,679	387,839
Gross margin	92%	92%
Research and development	(301,537)	(22,064)
Selling expense	(187,809)	(221,021)
General and administrative expense	(628,777)	(310,157)
Segment contribution	$(446,444)	$(165,403)
Contribution margin	-61%	-39%

Total assets, segment	$11,947,048	$14,031,627

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Total revenue from external customers	$5,515,803	$5,947,370
Cost of sales	(3,142,791)	(3,817,246)
Gross profit	2,373,012	2,130,124
Gross margin	43%	36%
Research and development	(301,684)	(22,064)
Selling expense	(394,193)	(436,371)
General and administrative expense	(1,090,421)	(1,305,853)
Segment contribution	$586,715	$365,836
Contribution margin	11%	6%

Total assets, segment	$59,958,786	$67,777,739

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:
	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Total segment contribution	$586,715	$365,836
Unallocated amounts:
Interest income/(expenses)	(105,863)	-
Government subsidy	26,372	-
Other income/(expenses)	(17,189)	(420,512)
Other corporate expenses	(1,424,220)	(1,827,142)

Total income / (loss) before minority interest and income taxes	$(934,185)	$(1,881,818)

The other corporate expenses for the three months ended March 31, 2009 and 2008 composed of the following events:
	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Wages and salaries	$98,333	$151,765
Audit and accounting	25,000	45,306
Amortization of debt issue cost	55,485	65,879
Consulting fee	3,092	180,500
Investor relation, transfer agent and filing fees	2,720	18,846
Director renumeration	22,500	110,873
Legal fee	43,519	31,624
Travel and transportation	1,810	4,842
Office expense	-	1,120
Interest expense	1,164,518	1,212,282
Miscellaneous	7,243	4,105
Total	$1,424,220	$1,827,142

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Total assets, segment	$59,958,786	$67,777,739

Total assets of corporate:
Cash and cash equivalent	20,868	44,958
Bank indebtedness	1,286,672	1,160,976
Prepaid expesnes and deposit	233	230
Refundable purchase price paid	1,200,000	1,200,000
Due from related parties	660,327	879,096
Debit issue costs:
placement agent commission	-	262,066
Total assets	$63,126,886	$71,325,065

The following table shows how the minority interest for three months ended March 31, 2009 and 2008 was derived:
	Three Months Ended March 31, 2009 (Unaudited)
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,417,022	(264,441)	(112,175)	(7,246)	(446,444)	$586,715
Interest income/ (expenses)	(60,541)	28	3	-	(45,352)	(105,863)
Other income / (expenses)	(14,680)	(1,574)	989	-	(1,925)	(17,189)
Government subsidy		26,372				26,372
Income taxes	(302,378)	-	-	-	-	(302,378)
Income / (loss) before minority interest	$1,039,422	(239,615)	(111,183)	(7,246)	(493,721)	$187,656

Noncontrolling interest percentage	5.00%	9.75%	9.75%	28.75%	42.88%
Noncontrolling interest	$51,971	(23,362)	(10,840)	(2,083)	(211,690)	$(196,006)

	Three Months Ended March 31, 2008 (Unaudited)
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,083,472	(243,221)	(297,977)	(11,034)	(165,403)	$365,837
Loss on disposal of assets						-
Interest income/ (expenses)	(147,734)	1,065	(18)	(2)	(48,853)	(195,542)
Government subsidy						-
Other income / (expenses)	(5,647)	493	992	7,278	298,577	301,693
Income taxes	(133,197)	-	-	-	-	(133,197)
Income / (loss) before minority interest	$796,894	(241,663)	(297,003)	(3,758)	84,321	$338,791

Noncontrolling interest percentage	5.00%	9.75%	9.75%	28.75%	42.88%
Noncontrolling interest	$39,845	(23,562)	(28,958)	(1,080)	36,154	$22,398

29.	Subsequent Events

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court to demand Zhaozhu Peng to transfer back all the above mentioned patents to SiBiono. The case has been accepted by the Court and is waiting for its further investigation. As of March 31, 2009, no further progress has occurred.

(b)
As mentioned in Note 12, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million (or $1.88 million).

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation. As of March 31, 2009, no further progress has occurred.

(c)
The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs. As of March 31, 2009, the Company has not received service of such notice, and therefore, the Company does not have details regarding the content of the complaint made by the Plaintiffs.

(d)
On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note. On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009. The Group has been negotiating with Pope and all of the other noteholders listed above since then and no conclusions have been reached as of March 31, 2009.

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

Revenue Recognition

Among the most important accounting policies affecting the Group’s consolidated financial statements is its policy of recognizing revenue in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:
         1.       Persuasive evidence of an arrangement exists;
         2.       Delivery has occurred or services have been rendered;
         3.       The seller's price to the buyer is fixed or determinable; and
         4.       Collectibility is reasonably assured.
The majority of the Group's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Group believes that it can apply the provisions of SAB 104 with minimal subjectivity. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

Estimates Affecting Accounts Receivable and Inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). However, it is explicated that the changes in estimation were not material in the preparation of our consolidation financial statements.

As of March 31, 2009 and 2008, the Group provided a $4,039,835 and $1,464,538 respectively, for the allowance of doubtful accounts against trade receivables, other receivables and prepaid and deposits (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the three months ended March 31, 2009 and 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $5,006,506 and $4,300,015 respectively.

The provision of reserve was mainly resulted from the manufacturing process of Gendicine, SiBiono’s sole product and SiBiono was acquired by the company in April 2007.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of March 31, 2009, the provision of reserve on work-in-process was $4,844,685.

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, other material and suppliers, finished goods and work-in-process at the amount of $12,962, $54,651, $67,596, $26,612 and $4,844,685 respectively as of March 31, 2009.

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

Operational Results

Three months ended March 31, 2009 Compared to Three months ended March 31, 2008

The following table provides key components of our operational results for the three months ended March 31, 2009 and 2008 for Benda Pharmaceutical, Inc.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenue	$5,515,803	$5,947,370
Cost of goods sold	(3,142,791)	(3,817,246)
Gross profit	2,373,012	2,130,124

Selling expenses	(394,193)	(436,371)

General and administravive expenses	(1,350,122)	(1,920,713)
Research and development expenses	(301,684)	(22,064)
Total operating expenses	(2,045,999)	(2,379,148)
Operating income / (loss)	327,013	(249,024)

Interest expenses	(1,270,381)	(1,212,282)
Other income (expenses)	(17,189)	(420,512)
Government subsidies / grants	26,372	-

Loss before provision for income taxes and noncontrolling interest	(934,185)	(1,881,818)
Income taxes	(302,378)	(133,197)
Net loss	(1,236,563)	(2,015,015)

Net loss attributable to the noncontrolling interest	196,006	(22,398)

Net loss attributable to Benda Pharmaceutical, Inc.	$(1,040,557)	$(2,037,413)

Basic and Fully Diluted Loss per Share

Net loss attributable to Benda Pharmaceutical, Inc. common shareholders	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and fully diluted	102,596,431	100,312,873

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

Net revenue slightly decreased by $0.4 million (or 7.3%) to $5.52 million for the three months ended March 31, 2009, from $5.95 million for the three months ended March 31, 2008. Decrease in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiaries, Benda Ebei’s net revenue decreased $1.16 million (or 21%) to $4.36 million for the three months ended March 31, 2009 from $5.52 million for the three months ended March 31, 2008. It was mainly due to the seasonal factor and the management believes that the overall year revenue of 2009 will remain the same level as year 2008.

2.	One of the Benda’s subsidiaries, Jiangling Benda which resumed its production in October 2007 and achieved $0.42 million for the three months ended March 31, 2009.

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

3.
One of the Benda’s subsidiaries, Yidu Benda ceased operation due to the fact that the plant was closed since mid January of 2007 to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

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

5.
One of the Benda’s subsidiaries, SiBiono, acquired and effective since April 1, 2007, net revenue increased 0.31 million (or 73%) to $0.73 million for the three months ended March 31, 2009 from $0.42 million for the three months ended March 31, 2008.  The main reason for the increase in net revenue is mainly due to the fact that SiBiono was previously underwent a process of re-engineering of the production department during the year of 2008 which improved its production process.

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

Cost of Goods Sold
Cost of goods sold decreased $0.67 million (or 17.67%) to $3.14 million for the three months ended March 31, 2009 from $3.82 million for the three months ended March 31, 2008, primarily due to the decreased in the cost of goods sold in Benda Ebei as the management performed an effective cost control in the reporting period.

Gross Profit
Gross profit increased $0.24 million (or 11.4%) to $2.37 million for the three months ended March 31, 2009 from $2.13 million for the three months ended March 31, 2008, which was mainly due to the decrease in the cost of goods sold in Benda Ebei.

Selling Expenses:
Selling expenses slightly decreased $0.04 million (or 9.67%) to $0.39 million for the three months ended March 31, 2009 from $0.43 million for the three months ended March 31, 2008, primarily due to the management performed cost control in the reporting period.

General and Administrative Expenses:
General and administrative expenses decreased $0.57 million (or 29.71%) to $1.35 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008. The difference was mainly due to the fact that in the year of 2008, there were two financial consultant agreements and worth $0.64 million per year or $0.16 per quarter. These two agreements were last for one year and terminated on January 2, 2009. Since then, there was no more renew or new financial consultant agreement formed.

Operating Income / (Loss):
The Company achieved an operating income $0.32 million for the three months ended March 31, 2009, while the operating loss from comparative period for 2008 was $0.25 million which was mainly due to decreased in cost of goods sold, selling expenses and G&A expenses.

Interest Expenses:
Interest expenses was $1.27 million for the three months ended March 31, 2009 while the interest expenses was $1.21 million for the comparative period of 2008. The main component of it was the financing cost associated with the issuance of convertible promissory note.

For the three months ended March 31, 2009, $0.27 million was incurred for the interest of the notes and $0.86 million in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature. (Please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

Other Income / (Expenses)
The Group recorded $722,205 in Registration Delay Expense, for the three month ended March 31, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. There was no penalty to investors incurred for the three months ended March 31, 2009.

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

Benda Ebei recorded $302,378 income tax for the three months ended March 31, 2009. The prepaid income tax by the Group as of March 31, 2009 at amount of $0.98 million was recorded as taxes recoverable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $0.4 million for the three months ended March 31, 2009, while for the three months ended March 31, 2008 was negative $1.6 million

a)	Non-cash operating activities, reconciliation items to the net income
For the three months ended March 31, 2008, an amount about $2.44 million non-cash operating activities was reconciled back to the net income and which mainly included amortization of debt discount and debt issue cost, penalty payment made in form of share issuance, bad debt provision, amortization of intangible assets, and depreciation.

However, for the three month ended March 31, 2009, about $1.9 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.
$0.86 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details); and

2.	Other factors: $0.26 million incurred on bad debt provision; $0.49 million incurred on depreciation; and $0.18 million incurred on amortization of intangible assets.

b)	Trade receivables
The net change of trade receivable was increased by $0.83 million for the three months ended March 31, 2009. The management also noticed that the net balance of the trade receivable, as of March 31, 2009, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

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

For the three months ended March 31, 2009 and 2008, the amount spent in investing activities were $0.03 million and $0.21 million respectively. It was mainly because most of the settlements were made in the year of 2007, thus the investing activities were relatively small for the reporting periods.

Financing cash inflow was $0.06 million for the reporting period three months ended March 31, 2009 while the financing cash inflow was $1.61 million for the reporting period three months ended March 31, 2008.  The major of it was a net amount $1.5 million was received from the commercial bank notes in the three months ended March 31, 2008. (Please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note. On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009. The Group has been negotiating with Pope and all of the other noteholders listed above since then and no conclusions have been reached as of March 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On March 5, 2009, the Company filed a Form 8-K with the SEC disclosing a lawsuit and default notice.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: May 19, 2009	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors

Date: May 19, 2009	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer
Principal Accounting Officer
Director