Form 10-Q
period 2009-06-30
Benda Pharmaceutical, Inc.
filed 2009-08-20
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
 _______________

+86 (27) 85494916
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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2009: 105,155,355 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

June 30, 2009

Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2009

CONTENTS

F1	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND AS OF DECEMEBR 31, 2008 (AUDITED).

F2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).

F5	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED).

F3	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).

F4	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).

F6 - F37	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	June 30	December 31
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,453,145	$569,019
Trade receivables, net (Note 5)	8,026,051	9,336,915
Other receivables (Note 5)	506,683	504,349
Short-term loan receivables	-	146,685
VAT Prepaid	1,585,289	771,549
Due from related parties (Note 18)	16,426	11,000
Inventories (Note 7)	2,720,500	2,344,562
Prepaid expenses and deposits (Note 5)	1,371,362	918,209
Total current assets	15,679,456	14,602,288
Due from related parties (Note 18)	2,984,561	2,961,744
Property and equipments, net (Note 8)	28,495,340	29,057,225
Intangible assets, net (Note 9)	5,630,480	6,003,102
Restricted cash (Note 11)	5,732,390	6,162,849
Refundable purchase price paid (Note 6)	1,200,000	1,200,000
Other assets (Note 12)	1,828,636	1,830,634
Debt issue costs (Note 24)	-	55,485
Total Assets	$61,550,863	$61,873,327

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,192,385	$1,288,257
Bank loans payable (current portion) (Note 13)	2,981,302	2,984,560
Long term debt payable (current portion) (Note 14)	2,231,771	2,234,210
Accounts payable and accrued liabilities (Note 15)	8,581,611	7,228,400
Commercial notes payable (Note 11)	8,847,692	9,297,169
VAT Taxes payable	701,443	516,302
Acquisition cost payable (Note 10)	1,424,934	1,426,491
Long-term convertible promissory notes (current portion) (Note 24)	7,260,000	6,395,951
Wages payable	1,095,315	630,475
Due to related parties (Note 18)	1,410,075	1,457,803
Total current liabilities	35,726,528	33,459,618
Due to related parties (Note 18)	974,199	997,593
Total Liabilities	36,700,727	34,457,211

Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 19)	7,376,366	7,376,366

Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 105,155,355 shares issued and outstanding as of 6/30/2009 and 12/31/2008 respectively;	105,155	105,155
Additional paid in capital (Note 25)	22,108,427	22,108,427
Retained earnings (unrestricted)	(18,363,816)	(16,047,561)
Statutory surplus reserve fund (Note 17)	2,642,775	2,642,775
Accumulative other comprehensive income	6,300,396	6,347,547
Shares issuable for acquisition and services	503,860	503,860
Total Benda Pharmaceutical, Inc. Shareholders' Equity	13,296,797	15,660,203
Noncontrolling interest	4,176,973	4,379,547
Total Equity	17,473,770	20,039,750

Total Liabilities & Equity	$61,550,863	$61,873,327

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$11,440,412	$13,225,623	5,924,609	7,278,253
Cost of goods sold	(6,699,079)	(8,396,854)	(3,556,288)	(4,579,608)
Gross profit	4,741,333	4,828,769	2,368,321	2,698,645

Selling expenses	(1,016,366)	(1,431,212)	(622,173)	(994,841)

General and administrative expenses
Amortization of intangible assets	(79,400)	(97,948)	(39,718)	(46,373)
Amortization of debt issue costs (Note 24)	(55,485)	(131,757)	-	(65,878)
Depreciation	(379,295)	(243,495)	(189,661)	(120,275)
Bad debts	(2,808,862)	(773,893)	(2,552,524)	(302,596)
Write-down of inventory to net realizable value (recovery)	(124,239)	-	123,240	-
Director remuneration	(45,000)	(140,468)	(22,500)	(29,595)
Penalty to investors	-	(1,113,405)	-	(391,200)
Other general and administrative expenses (Note 21)	(987,932)	(2,020,274)	(448,928)	(922,405)
Total general and administrative expenses	(4,480,213)	(4,521,240)	(3,130,091)	(1,878,322)
Research and development expenses	(118,083)	(169,781)	183,601	(147,717)
Total operating expenses	(5,614,662)	(6,122,233)	(3,568,663)	(3,020,880)
Operating income / (loss)	(873,329)	(1,293,464)	(1,200,342)	(322,235)

Interest income / (expenses) (Note 24)	(1,633,247)	(2,340,580)	(362,866)	(1,128,298)
Other income / (expenses) (Note 20)	45,776	248,058	62,976	(53,635)
Government subsidies / grants (Note 22)	26,383	-	-	-

Loss before provision for income taxes and noncontrolling interest	(2,434,417)	(3,385,986)	(1,500,232)	(1,504,168)
Income taxes (Note 23)	(84,412)	(524,808)	217,966	(391,611)

Net loss	(2,518,829)	(3,910,794)	(1,282,266)	(1,895,779)

Net loss attributable to the noncontrolling interest	202,574	88,216	6,568	110,614

Net loss attributable to Benda Pharmaceutical, Inc.	$(2,316,255)	$(3,822,578)	(1,275,698)	(1,785,165)

Basic and fully diluted loss per share

Net loss attributable to Benda Pharmaceutical, Inc. common shareholders	$(0.02)	$(0.04)	(0.01)	(0.02)

Weighted average shares outstanding (Note 26)	105,155,355	100,558,191	105,155,355	100,803,509

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,518,829)	$(3,910,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad Debt provision	2,808,862	773,893
Inventory written down to net realizable value (recovery)	124,239	-
Depreciation	980,389	902,672
Amortization of intangible assets	365,225	373,615
Amortization of debt issue costs (Note 24)	55,485	131,757
Interest expense (amortization of debt discount) (Note 24)	864,049	1,882,244
Penalty to investors settled by issuance of common stock	-	230,312
Directors remuneration settled by issuance of common stock	-	75,900
Changes in operating assets and liabilities:
Trade receivables	(1,494,650)	(1,855,382)
Other receivables	(2,335)	229,758
Prepaid expenses and deposits	(453,153)	(406,623)
Inventories	(500,177)	(1,298,277)
Accounts payable and accrued liabilities	1,818,056	1,226,126
Taxes payable	(628,603)	(111,647)
Net cash provided by operating activities	1,418,558	(1,756,446)

Cash Flows From Investing Activities
Purchases of property and equipment and construction-in-progress	(456,065)	(213,176)
Net cash used in investing activities	(456,065)	(213,176)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under short-term loan receivables	146,685	(145,947)
Proceeds and repayments of borrowings under related parties, net	(99,366)	(734,205)
Proceeds and repayments of borrowings under government debts payable, net	(94,450)	314,677
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	(20,441)	1,846,510
Proceeds and repayments of borrowings under bank loans, net	-	(80,217)
Net cash provided by (used in) financing activities	(67,572)	1,200,818
Effect of exchange rate changes on cash	(10,795)	538,495
Net increase in cash and cash equivalents	884,126	(230,309)

Cash and cash equivalents, beginning of period	569,019	1,266,240

Cash and cash equivalents, end of period	$1,453,145	$1,035,931

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$253,139	$346,682
Cash paid for income taxes	$788,511	$636,375

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Statements of Consolidated Comprehensive Income
(Amounts expressed in U.S. Dollars)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(2,518,829)	$(3,910,794)

Other comprehensive income (loss)
Foreign currency translation adjustment	(47,151)	2,866,157

Comprehensive loss	(2,565,980)	(1,044,637)
Comprehensive loss attributable to the noncontrolling interest	202,574	88,216

Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(2,363,406)	$(956,421)

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statement of Changes in Equity
(Amounts expressed in U.S. Dollars)

	Common						Statutory	Accumulated	Shares Issuable
	Shares				Additional	Retained	Surplus	Other	for	Non-
	Issued and		Comprehensive	Common	Paid-in	Earnings	Reserve	Comprehensive	Acquisition	Controlling
	Outstanding	Total	Income	Stock	Capital	(Unrestricted)	Fund	Income	and Services	Interest
Balance at December 31, 2008	105,155,355	$20,039,750	$-	$105,155	$22,108,427	$(16,047,561)	$2,642,775	$6,347,547	$503,860	$4,379,547

Comprehensive loss:
Net loss		(1,236,563)	(1,236,563)	-	-	(1,040,557)	-	-	-	(196,006)
Other comprehensive income (loss)
Foreign currency translation adjustment		(52,320)	(52,320)	-	-	-	-	(52,320)	-	-

Comprehensive loss		(1,288,883)	$(1,288,883)

Dividend paid		-

Balance at March 31, 2009 (unaudited)	105,155,355	$18,750,868		$105,155	$22,108,427	$(17,088,117)	$2,642,775	$6,295,227	$503,860	$4,183,541

Comprehensive loss:
Net loss		(1,282,266)	(1,282,266)	-	-	(1,275,698)	-	-	-	(6,568)
Other comprehensive income (loss)
Foreign currency translation adjustment		5,169	5,169	-	-	-	-	5,169	-	-

Comprehensive loss		(1,277,098)	$(1,277,097)

Dividend paid		-

Balance at June 30, 2009 (unaudited)	105,155,355	$17,473,770		$105,155	$22,108,427	$(18,363,816)	$2,642,775	$6,300,396	$503,860	$4,176,973

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb60 million (or $7.88 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb2.56 million (or $0.34 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $9.18 million. As of June 30, 2009, an accumulated amount, approximately Rmb52.84 million or $7.76 million was paid and leaving a balance of Rmb 9.72 million or $1.42 million (please refer to Note 10 for the details).

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

As of June 30, 2009, the organization and ownership structure of the Group is as follows:

2.	Basis of Preparation and Consolidation
The unaudited consolidated financial statements of Benda and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

As of June 30, 2009 and December 31, 2008, the Group provided a $6,591,973 and $3,786,459, respectively for the allowance of doubtful accounts against trade receivables (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

As of June 30, 2009 and December 31, 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $4,687,738 and $4,941,372, respectively (please refer to Note 7 for details).

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

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.Impairment of Long-Lived Assets

The Group evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. As of June 30, 2009, the Group has provided a full reserve against its Goodwill in the amount of $7,904,613 (Please refer to Note 10 for details).

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

Research and Development
Research and development (“R&D”) costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Group spent $118,083 and $169,781 on R&D efforts for the six months ended June 30, 2009 and 2008, respectively.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis in accordance with US GAAP. The going concern basis of presentation assumes that the Group will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Group (i) has incurred consecutive losses for several years, (ii) has been in serious working capital deficit situation for an extended period of time, and (iii) has several significant loans or debts in default and without solid action plan by the Management, all that raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenue and expenses and the balance sheet classifications used.

Concentration of Credit Risk
A significant portion of the Group's cash at June 30, 2009 and December 31, 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the six months and three months ended June 30, 2009 and 2008:

		SIX MONTHS ENDED JUNE 30,				THREE MONTH ENDED JUNE 30,
		2009		2008		2009		2008
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Revenue	$11,440,412	%	$13,225,623	%	$5,924,609	%	$7,278,253	%

	Individual customer's revenue
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,960,739	26%	2,926,293	22%	1,176,598	20%	1,399,001	19%
2	Shenyang Pharmaceutical Co. Ltd.	1,572,583	14%	1,273,621	10%	785,787	13%	561,439	8%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,440,194	13%	1,390,396	11%	770,706	13%	515,221	7%
4	Jiangxi Huiren Pharmaceutical Co. Ltd.	885,238	8%	955,865	7%	406,083	7%	603,023	8%
5	Hubei Hengchuan Health Products Co.,Ltd.	701,376	6%	1,643,089	12%	420,665	7%	672,941	9%

	Account receivable, gross	$14,618,024	%	$12,765,302	%	14,618,024	%	12,765,302	%

	Individual customer's account receivable gross balance
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,785,597	19%	2,267,039	18%	2,785,597	19%	2,267,039	18%
2	Jiangxi Huiren Pharmaceutical Co. Ltd.	1,200,059	8%	844,413	7%	1,200,059	8%	844,413	7%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,456,728	10%	986,123	8%	1,456,728	10%	986,123	8%
4	Shenyang Pharmaceutical Co. Ltd.	1,459,949	10%	969,643	8%	1,459,949	10%	969,643	8%
5	Hubei Hengchuan Health Products Co.,Ltd.	911,834	6%	1,162,570	9%	911,834	6%	1,162,570	9%

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

The exchange rates in effect at June 30, 2009 and 2008 were stated as follows: (for RMB 1.00):

	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Fixed rate	$0.1465	$0.1459
Average rate	$0.1466	$0.1418

For the six months ended June 30, 2009 and 2008, the foreign exchange loss was $2,234 and $2,156 respectively; for the three months ended June 30, 2009 and 2008, the foreign exchange gain was $359 and $1,040, respectively.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2009, the Group adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Group does not complete any business combination in the first and second quarter of 2009.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

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

5.	Trade Receivables, Other Receivables, Prepaid expenses and Deposits

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid expenses and deposits as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Trade receivables, gross	$14,618,024	$13,123,374
Allowance for doubtful debts	(6,591,973)	(3,786,459)
Trade receivables, net	$8,026,051	$9,336,915

	June 30,	December 31,
	2009	2008
Other receivables, gross	$506,683	$504,349
Allowance for doubtful debts	-	-
Other receivables, net	$506,683	$504,349

	June 30,	December 31,
	2009	2008
Prepaid and deposits, gross	$1,371,362	$918,209
Allowance for doubtful debts	-	-
Prepaid and deposits, net	$1,371,362	$918,209

The change of the allowance for doubtful debts between the reporting periods, as of June 30, 2009 and 2008, is displayed as follows:

	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(3,786,459)	$(943,647)
Provision during the period	(2,808,862)	(773,893)
Foreign exchange difference	3,348	(83,323)
Balance at end of period	$(6,591,973)	$(1,800,863)

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

As at June 30, 2009, the deal has not been closed as the product is still under the process of development. As the date when could SECO pass the examination conducted by Benda Ebei cannot be determined, thus the amount paid is reported as non-current assets as of June 30, 2009.

7.	Inventories, Net

The Group’s inventories at June 30, 2009 and December 31, 2008 comprised as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$1,431,580	$874,180
Packing materials	280,094	481,724
Other materials / supplies	83,562	88,412
Finished goods	373,920	754,838
Work-in-process	5,239,082	5,086,780
Total inventories at cost	7,408,238	7,285,934

Less: Reserves on inventories	(4,687,738)	(4,941,372)

Total inventories, net	$2,720,500	$2,344,562

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, other material and suppliers, finished goods and work-in-process at the amount of $11,078, $54,120, $57,651, $13,552 and $4,551,337 respectively as of June 30, 2009. As of December 31, 2008, there was a reserve made on raw materials, packing materials, finished goods and work-in-process at the amount of $122,433, $7,118, $269,749 and $4,542,072 respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-process. As of June 30, 2009, the provision of reserve on work in process was $4,551,337.

8.	Property and Equipment, Net

The Group’s property and equipment at June 30, 2009 and December 31, 2008 were comprised as follows:

	December 31, 2008	Addition	Foreign Currency Translation Difference	June 30, 2009
		(Unaudited)	(Unaudited)	(Unaudited)
Buildings	$9,692,441	-	(9,521)	$9,682,920
Machinery and equipment	16,769,328	9,835	(22,985)	16,756,179
Office equipment	40,728	1,099	(3,829)	37,998
Motor Vehicles	252,163	-	(338)	251,824
Cost	26,754,660	10,934	(36,673)	26,728,921

Less: Accumulated Depreciation

Buildings	$(1,559,511)	(227,342)	2,585	$(1,784,268)
Machinery and equipment	(4,160,667)	(722,043)	5,407	(4,877,303)
Office equipment	(30,839)	(12,128)	44	(42,923)
Motor Vehicles	(89,863)	(18,876)	102	(108,637)
Accumulated Depreciation	(5,840,880)	(980,389)	8,138	(6,813,131)

Construction in progress	$8,143,445	445,131	(9,026)	$8,579,550

Total property and equipment, net	$29,057,225	(524,324)	(37,561)	$28,495,340

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with Shanghai Pudong Development Bank on August 14, 2007 and a supplementary agreement on January 21, 2008. Under the agreements the credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda. As of June 30, 2009, the net book value of pledged property and equipment was approximately Rmb126.40 million (or $18.52 million) in total.

The depreciation expense for the six months ended June 30, 2009 was calculated as follows:

	Original Cost
	December 31,	June 30,				Depreciation	Deprecation
	2008	2009	Average	Salvage	Estimate	Calculated	Reported	Difference
		(Unaduited)	(Unaduited)	Value	Useful Lives	(Unaduited)	(Unaduited)	(Unaduited)
Building	$9,692,441	9,682,920	9,687,681	5%	20	230,082	227,342	2,740
Property and equipment	16,769,328	16,756,179	16,762,754	5%	11	723,846	722,043	1,803
Office equipment	40,728	37,998	39,363	5%	5	3,739	12,128	(8,389)
Motor vehicle	252,163	251,824	251,994	5%	5	23,939	18,876	5,063
Total property and equipments	$26,754,660	26,728,921	26,741,791			981,606	980,389	1,217

The above table shows the calculation of depreciation expenses for the six months ended June 30, 2009. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The estimated useful lives for buildings and property and equipments vary from 20 to 30 years and 10 to 15 years, respectively. For the six months ended June 30, 2009, the majority of the building subjected to depreciation had useful lives of 20 years and property and equipment had useful lives of 11 years.

The total depreciation expense was $980,389 and $490,324 for the six months and three months ended June 30, 2009, respectively, and is broken down as follows:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$601,094	$659,177	$300,663	$329,162
Operating expenses	379,295	243,495	189,661	120,275
Balance at end of period	$980,389	$902,672	$490,324	$449,437

9.	Intangible Assets, Net

The Group’s intangible assets at June 30, 2009 and December 31, 2008 were comprised as follows:

	December 31, 2008	Addition	Foreign Currency Translation Difference	June 30, 2009
		(Unaudited)	(Unaudited)	(Unaudited)
Land-use rights	$3,117,136	-	(4,030)	$3,113,106
Drugs permits and licenses	2,780,254	-	(3,595)	2,776,659
Technology formulas	1,012,129	-	(1,105)	1,011,024
Patent	1,803,829	-	(1,969)	1,801,860
Cost	8,713,348	-	(10,699)	8,702,649

Land-use rights	$(279,127)	(31,032)	363	$(309,796)
Drugs permits and licenses	(1,664,540)	(137,485)	2,043	(1,799,982)
Technology formulas	(254,683)	(50,567)	294	(304,956)
Patent	(511,896)	(146,141)	602	(657,435)
Accumulated amortization	(2,710,246)	(365,225)	3,302	(3,072,169)

Total intangible assets, net	$6,003,102	(365,225)	(7,397)	$5,630,480

In May 2007, SiBiono enter into a co-operation agreement with DNAVEC, a Japanese gene therapy research institute. Under the terms of the agreement, DNAVEC will leverage SiBiono’s proven gene therapy manufacturing platform and will transfer the exclusive development and distribution rights of SeV-Gag in China to SiBiono. The total purchase cost was Rmb2 million or $ 0.28 million and recorded as intangible assets. In November 2008 this project was ceased and the whole cost was recoverable. Therefore the whole cost was removed from intangible assets and related amortization was reversed. As of June 30, 2009, the whole cost was received.

The amortization expense for the six months ended June 30, 2009 was calculated as follows:

	Original Cost
	December 31,	June 30,			Amortization	Amortization
	2008	2009	Average	Estimated	Calculated	Reported	Difference
		(Unaudited)	(Unaudited)	Useful lives	(Unaudited)	(Unaudited)	(Unaudited)
Land-use rights	$3,117,136	3,113,106	3,115,121	40	$38,939	31,032	7,907
Drugs permits and licenses	2,780,254	2,776,659	2,778,457	10	138,923	137,485	1,438
Technology formulas	1,012,129	1,011,024	1,011,577	10	50,579	50,567	12
Patent	1,803,829	1,801,860	1,801,860	6	150,155	146,141	4,014
Total Intangible assets	$8,713,348	8,702,649	8,707,015		$378,596	365,225	13,371

The above table shows the calculation of amortization expenses for the six months ended June 30, 2009. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

The total amortization expense for the six months and the three months ended June 30, 2009, and 2008 are broken down as follows:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$285,825	$275,667	$142,976	$143,127
Operating expenses	79,400	97,948	39,718	46,373
Balance at end of period	$365,225	$373,615	$182,694	$189,500

10.	Goodwill and Acquisition Cost Payable

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

As of June 30, 2009, there was an amount approximately $7.9 million was recorded as goodwill.  Meanwhile, the Group made an impairment charge at full amount on the goodwill due to the following facts (please read in conjunction with Note 13):

a.
SiBiono has a bank loan matured and was in default, which has been sued and the court has issued a judgment on November 23, 2008 to SiBiono which required SiBiono to repay all loan balance plus penalty and interest approximately Rmb24 million immediately. As SiBiono has not paid anything yet,  thus the land use right of SiBiono on its new production plant may be foreclosed for sales by the lender bank has been frozen unless the amount has been settled between the lender bank and SiBiono;

b.	SiBiono has serious working capital deficit situation and has reported accumulated loss of $3.6 million as of June 30, 2009;
c.	The management has not yet located or confirmed any feasible re-financing plan and / or equity placement as of the report date. The follow up action is still under the discussion with the lender bank.

As of June 30, 2009, out of the total acquisition cost Rmb62.56 million (or $9.18 million), the following payments were made:

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

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of June 30, 2009, the total amount paid was Rmb52.83 million (or $7.76 million) and the outstanding balance was Rmb9.72 million (or $1.42 million).

The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year of 2009.

11.	Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at June 30, 2009 and December 31, 2008 was comprised as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Deposits for issuance of commercial notes	$4,430,310	$4,859,346
Funds from government technolgy agencies	1,302,080	1,303,503
Total restricted cash	$5,732,390	$6,162,849

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:
a)	Duration of the agreement is three years;
b)	It is non-interest bearing;
c)	The repayment period of each commercial note payable is six months;
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

As of June 30, 2009, Benda Ebei and Jiangling Benda deposited an amount $4,430,310 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of June 30, 2009, the balance of the commercial bank notes payable was $8,847,692. Thus the net commercial bank notes payable was $4,417,382 as of June 30, 2009.

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,302,080 as of June 30, 2009. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,192,385 as of June 30, 2009.

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

On November 27, 2007, Shenzhen Arbitration Commission determined that:
1.
Benda Ebei should pay for the consideration of Rmb6.24 million, equal to 50% of the total consideration set forth in the Equity Transfer Agreement. For the other 50% of the total consideration which was supposed to be settled in the form of issuing common stock, since Zhang did not make an arbitration request on how to execute the arrangement, the Arbitration Commission did not make an award on this particular part.

2.	Benda Ebei should pay for the penalty of Rmb46,800;
3.	Benda Eebi should pay for legal and arbitration expenses of Rmb268,971.

Following this arbitration decision, Benda Ebei recognized the liability as total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million or ($1.87 million) (Note 15). Accordingly Benda Eebi recognized the right to purchase the 6.24% equity shares in SiBiono and recorded as other assets at Rmb12.48 million or $1.83 million.

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

As of June 30, 2009 and December 31, 2008, SiBiono, had one outstanding bank loan with an amount of $2,981,302 and $2,984,560, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes.  This loan carries annual interest rate of 6.34% and matures on April 29, 2008.  This loan is personal guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono.

For the six months ended June 30, 2009, SiBiono has been sued for default on the bank loans and judgment has been made as follows:
a.
On or before November 23, 2008 (10 days after the judgment date of November 13, 2008), SiBiono needs to repay the bank for the principal of Rmb20,346,672, accrued interest and penalty up to August 15, 2008 for Rmb1,506,994 and accrued interest from August 16, 2008 through repayment date. However, as SiBiono has not yet repaid anything yet, the accrued interest for the later period will be estimated at Rmb531,780, or total accrued interest as of June 30, 2009 was Rmb2,038,775;

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

As of August 15, 2009, the Group is still under the negotiation with the bank on arranging the settlement of the bank loan. Furthermore, as of August 15, 2009, the bank has not taken any further actions to against SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $94,476 and $92,698 for the six months ended June 30, 2009 and 2008, respectively.

14.	Long Term Debt Payable

As of June 30, 2009, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the six months ended June 30, 2009, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15.	Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of June 30, 2009 and December 31, 2008 were comprised as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Trade payable	$1,292,367	$605,316
Deposits paid by customer	43,852	1,055
Acquisition cost payable following the arbitration (Note 12)	1,874,904	1,876,953
Accrued liabilities	4,601,406	3,999,155
Miscellaneous payables	769,082	745,921
Total account payables and accrued liabilities	$8,581,611	$7,228,400

16.	Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC.  Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of June 30, 2009 and December 31, 2008, the Group accrued approximately $403,000 and $486,000 for the employees’ welfare respectively.

17.	Statutory Surplus Reserve Fund

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries.  Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of June 30, 2009 and December 31, 2008, the registered capital of the Group’s PRC subsidiaries was $21,719,896.

18.	Related Party Transactions

Due from related parties at June 30, 2009 and December 31, 2008 were comprised as follows:

		June 30,	December 31,
		2009	2008
	Relationship	(Unaudited)
Current
Qin Yu	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		$10,890	$4,314
Xiaoji Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		5,433	5,439
Rong He	Manager
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		103	1,247
		$16,426	$11,000
		-	-
Non current
Yiqing Wan	CEO & Director
Due to Ever Leader Holdings Co. Ltd.		$650,775	$650,791
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		458,927	439,719
Hubei Benda Science Development Co., Ltd.
Due to Ever Leader Holdings Co. Ltd.		-	-
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due to Yidu Benda Chemicals Co. Ltd.		1,605,419	1,607,173
Due to Ever Leader Holdings Co. Ltd.		231,707	231,713
Feng Wang	Minority shareholder
Due to Beijing Shusai Pharyngitis Research Co. Ltd.		32,311	32,348
Hua Xu
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		5,422	-

Total due from related parties		$2,984,561	$2,961,744

Due to related parties at June 30, 2009 and December 31, 2008 were comprised as follows:

		June 30,	December 31,
		2009	2008
Current	Relationship	(Unaudited)
Wei Xu	Vice President, CEO's Spouse & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		$195,061	$188,065
Due from Everleader Holding Ltd.		967,975	967,999
Hua Xu	General Manager's Sister
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		21,196	25,523
Yiqing, Wan	CEO & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		220,665	237,781
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	33,253
Dongyi Tien	Manager
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		364	364
Pong Tsaiohuei	Minority shareholder
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		4,814	4,818
Total due to related parties		$1,410,075	$1,457,803
Non current		-
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		$28,572	$28,602
Due from Jiangliang Benda Pharamaceutical Co. Ltd.		795,088	811,073
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		14,133	14,262
Wei Xu	Vice President, CEO's Spouse & Director
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		41,954	48,922
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		65,439	65,691
Yiqing, Wan	CEO & Director
Due from Yidu Benda Chemicals Co. Ltd.		560	560
Hui Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		28,453	28,483
		$974,199	$997,593

Except for the loans, $967,975, from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures within six months, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes, among which the current portion does not have definitive terms and for those portions which are long-term debts in nature, due on December 31, 2012.

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

In accordance EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”), as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at June 30, 2009.

According to the signed agreements mentioned in above, the redemption would be required to perform in September 2008. However the company has already obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption would be deferred to the year of 2009.

20.	Other Income (expenses)

In accordance with FASB staff position No. EITF00-19-2 the Group recorded $722,205 in Registration Delay Expense, for the six month ended June 30, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. There was no penalty to investors incurred for the six months ended June 30, 2009.

21.	Other General and Administrative Expenses

For the six months and three months ended June 30, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following events:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Audit and accounting	$69,684	$201,829	28,122	72,495
Legal fees	137,224	114,704	82,842	106,651
Office expenses	64,387	292,530	20,385	153,559
Salaries and wages	439,140	514,993	207,275	165,723
Consulting fee	74,802	434,773	49,302	201,859
Rent & Utilities	2,693	55,830	-6,708	20,290
Investor relation, Transfer agent and filing fees	2,720	28,123	-	9,277
Travel and transportation	47,158	160,334	18,932	89,771
Repair and maintanence	11,357	119,099	4,982	42,445
Miscellaneous	138,767	98,059	43,796	60,335
Total other general & administrative	$987,932	$2,020,274	448,928	$922,405

22.	Government Subsidies and Grants

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants.  During the six months ended June 30, 2009, there were no long term debt payable discharged and government subsidies / grants recognized as revenue

Besides, during the six months ended June 30, 2009, there was Rmb180, 000 or $26,383 received by Jiangling Benda from the local financial bureau as subsidy for support of the enterprise with small and medium size.

23.	Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the six months ended June 30, 2009 and 2008 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the six months ended June 30, 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

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

According to the new taxation regulations starting and effective from January 1, 2008, SiBiono, which is located in Shenzhen, a Special Economic District of PRC, is subject to the full income tax rate of 25% gradually in five years as following:

Year	Tax rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

Benda Ebei recorded $84,412 income tax for the six months ended June 30, 2009.

The provision for taxes on earnings consisted of:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Crurrent income taxes expenses:
PRC Enterprise Income	$84,412	$524,808	$-217,966	$391,611
United States Federal Income Tax	-	-	-	-
	$84,412	$524,808	$-217,966	$391,611

A reconciliation between the income tax computed at the U.S statutory rate and the Groups provision for Income tax for the six month ended June 30, 2009 and 2008 are as follows:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
U.S Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S	-34.0%	-34.0%	-34.0%	-34.0%
PRC statuory rate	25.0%	25.0%	25.0%	25.0%
Tax relief and holidy granted to the Subsidary	0.0%	-12.5%	0.0%	-12.5%
Provision for income tax	25.0%	12.5%	25.0%	12.5%

24.	Long Term Convertible Promissory Notes

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

On July 10, 2008, 10 units of were converted to shares of 540,870. Therefore, as of June 30, 2009, the aggregate $7,260,000 principal balance of the notes remained outstanding and for the six months ended June 30, 2009, the Group recorded $544,500 of interest expense related to the Notes.

During the six months ended June 30, 2009, the Group recorded $864,049 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes.  For the six months ended June 30, 2009, the Group recorded $55,485 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”).  In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.065. During the year ended December 31, 2008 the Group issued shares 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768 and none for the six months ended June 30, 2009.

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

25.	Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of June 30, 2009, and December 31, 2008, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)	The share of common stock issued and outstanding was 105,155,355 as of June 30, 2009 and December 31, 2008 respectively.

(c)	The following tables shows the events occurred in additional paid-in capital:

		Events occurred
	December 31,	during the	June 30,
	2008	reporting period	2009
Events		(Unaudited)	(Unaudited)
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	$-	$584,481

To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)

Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434

To eliminate the common stock and additional paid-in capital of the former shell company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770

To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)

Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038

Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)

To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285

To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)

Issuance of common stock 706,195 at $0.4622 per share	325,696	-	325,696

Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089	-	2,385,089

Debt discount on warrants issued with convertible promissory notes	5,174,911	-	5,174,911

Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347	-	470,347

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461	-	92,461

Issuance of common stock to directors in lieu of their remuneration	75,790	-	75,790

Issuance of common stock to PIPE investors as penalty for registeration delay expenses	229,789	-	229,789

Conversion of convertible promissory notes	(8,039)	-	(8,039)

Issuance of common stock to investors under "Make Good Agreement"	262,957	-	262,957
Additional paid-in capital, balance for the period ended	$22,108,427	$-	$22,108,427

(d)	As of June 30, 2009 and December 31, 2008, 30,264,249 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding.
(e)	None options issued and outstanding.

26.	Weighted Average Shares Outstanding

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

The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:
	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
				Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(2,316,255)	$(3,822,578)	$(1,275,698)	$(1,785,165)

Denominator:
Basic weighted-average shares outstanding	105,155,355	100,558,191	105,155,355	100,803,509
Effect of dilutive stock options & warrants	-	-	-	-
Diluted weighted-average shares outstanding	105,155,355	100,558,191	105,155,355	100,803,509

Net income (loss) per share:
Basic	$(0.02)	$(0.04)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.04)	$(0.01)	$(0.02)

27.	Commitments and Contingencies

As of June 30, 2009, there was an operating lease commitment and the amounts are stated as follows;

June 30,
2009
(Unaudited)
Rental and Property Management Fee
Within one year	$66,256
One to two year	35,166
Two to three year	35,166
Over three years	61,541
Total commitments payable	$198,129

28.	Segment Information

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

Selected financial information for each of these segments for the six months and three months ended June 30, 2009 and 2008 were as follows:

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Branded/Generic medicine segment	2009	2008	2009	2008
Revenue from external customers	$8,729,686	$11,466,193	$4,369,227	$5,945,084
Cost of sales	(5,549,051)	(7,647,567)	(2,889,269)	(3,866,403)
Gross profit	3,180,636	3,818,626	1,479,958	2,078,681
Gross margin	36%	33%	34%	35%
Research and development	(2,301)	-	(2,155)	0
Selling expense	(413,312)	(773,483)	(210,843)	(558,832)
General and administrative expense	(2,086,438)	(486,593)	(2,005,398)	(44,770)
Segment contribution	$678,584	$2,558,550	$(738,438)	$1,475,079
Contribution margin	8%	22%	-17%	25%

Total assets, segment	$28,928,585	$38,243,467	$28,928,585	$38,243,467

Active pharmaceutical ingredients segment	2009	2008	2009	2008
Revenue from external customers	$790,062	$580,332	$367,801	$579,984
Cost of sales	(967,595)	(638,529)	(545,989)	(638,529)
Gross profit	(177,532)	(58,197)	(178,188)	(58,545)
Gross margin	-22%	-10%	-48%	-10%
Research and development	(73)	-	(73)	-
Selling expense	(14,725)	(357)	(10,810)	-357
General and administrative expense	(321,009)	(1,026,566)	(59,826)	(782,997)
Segment contribution	$(513,339)	$(1,085,120)	$(248,898)	$(841,899)
Contribution margin	-65%	-187%	-68%	-145%

Total assets, segment	$9,936,644	$8,436,445	$9,936,644	$8,436,445

Bulk chemicals segment	2009	2008	2009	2008
Revenue from external customers	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Gross margin	-	-	-	-
Research and development	-	-	-	-
Selling expense	-	-	-	-
General and administrative expense	(220,174)	(305,968)	(107,999)	(7,991)
Segment contribution	$(220,174)	$(305,968)	$(107,999)	$(7,991)
Contribution margin	-	-	-	-

Total assets, segment	$7,218,326	$7,694,510	$7,218,326	$7,694,510

Pharynigitis killer therapy segment	2009	2008	2009	2008
Revenue from external customers	$-	$2,128	$-	$31
Cost of sales	-	(117)	-	(2)
Gross profit	-	2,011	-	29
Gross margin	-	95%	-	94%
Research and development	-	-	-	-
Selling expense	-	(2,654)	-	(1,955)
General and administrative expense	(14,475)	(20,227)	(7,229)	(7,910)
Segment contribution	$(14,475)	$(20,870)	$(7,229)	$(9,836)
Contribution margin	-	-981%	-	-31729%

Total assets, segment	$81,597	$108,332	$81,597	$108,332

Gendicine (Ad-p53) segment	2009	2008	2009	2008
Revenue from external customers	$1,920,663	$1,176,970	$1,187,580	$753,154
Cost of sales	(182,433)	(110,651)	(121,030)	(74,674)
Gross profit	1,738,230	1,066,319	1,066,551	678,480
Gross margin	91%	91%	90%	90%
Research and development	(115,709)	(169,781)	185,828	(147,717)
Selling expense	(588,329)	(654,718)	(400,520)	(433,697)
General and administrative expense	(1,366,012)	(485,340)	(737,235)	(175,183)
Segment contribution	$(331,820)	$(243,520)	$114,624	$(78,117)
Contribution margin	-17%	-21%	10%	-10%

Total assets, segment	$12,094,467	$14,048,551	$12,094,467	$14,048,551

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue from external customers	$11,440,412	$13,225,623	$5,924,608	$7,278,253
Cost of sales	(6,699,079)	(8,396,864)	(3,556,288)	(4,579,608)
Gross profit	4,741,333	4,828,759	2,368,321	2,698,645
Gross margin	41%	37%	40%	37%
Research and development	(118,083)	(169,781)	183,600	(147,717)
Selling expense	(1,016,366)	(1,431,212)	(622,173)	(994,841)
General and administrative expense	(4,008,108)	(2,324,694)	(2,917,687)	(1,018,851)
Segment contribution	$(401,224)	$903,072	$(987,940)	$537,236
Contribution margin	-4%	7%	-17%	7%

Total assets, segment	$58,259,618	$68,531,305	$58,259,618	$68,531,305

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment contribution	$(401,224)	$903,072	$(987,940)	$537,236
Unallocated amounts:
Interest income/(expenses)	(1,633,247)	(2,340,580)	(362,866)	(1,128,298)
Government subsidy	26,383	-	-	-
Other income/(expenses)	45,776	248,058	62,976	(53,635)
Other corporate expenses	(472,105)	(2,196,536)	(212,403)	(859,471)
Total income / (loss) before noncontrolling interest and income taxes	$(2,434,417)	$(3,385,986)	$(1,500,232)	$(1,504,168)

The other corporate expenses for the six months and three months ended June 30, 2009 and 2008 composed of the following events:
	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Penalty to investor	$-	$1,113,405	$	$391,200
Wages and salaries	195,016	192,675	96,683	40,910
Audit and accounting	49,997	106,063	24,997	60,757
Amortization of debt issue cost	55,485	131,757	-	65,878
Consulting fee	6,216	371,960	3,124	191,460
Investor relation, transfer agent and filing fees	2,720	28,123	-	9,277
Director renumeration	45,000	140,468	22,500	29,595
Legal fee	104,567	76,675	61,048	45,051
Travel and transportation	2,143	4,844	333	-
Office expense	-	1,120	-	-
Miscellaneous	10,959	29,446	3,719	25,343
Total	$472,105	$2,196,536	$212,403	$859,471

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Total assets, segment	$58,259,618	$68,531,305

Total assets of corporate:
Cash and cash equivalent	16,148	14,823
Bank indebtedness	1,192,385	1,296,941
Prepaid expesnes and deposit	230	8,391
Refundable purchase price paid	1,200,000	1,200,000
Due from related parties	882,482	876,729
Debit issue costs:
placement agent commission	-	196,188
Total assets	$61,550,863	$72,124,377

The following table shows how the noncontrolling interest for six months ended June 30, 2009 and 2008 was derived:
	Six Months Ended June 30, 2009 (Unaudited)
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$678,584	(513,339)	(220,174)	(14,475)	(331,820)	$(401,224)
Interest income/ (expenses)	(80,272)	(258)	3	-	(87,419)	(167,946)
Other income / (expenses)	(14,997)	99	1,979	-	58,695	45,776
Government subsidy	-	26,383	-	-	-	26,383
Income taxes	(84,412)	-	-	-	-	(84,412)
Income / (loss) before minority interest	$498,903	(487,115)	(218,192)	(14,475)	(360,544)	$(581,423)

Noncontrolling interest percentage	5.00%	9.75%	9.75%	28.75%	42.88%
Noncontrolling interest	$24,945	(47,494)	(21,274)	(4,162)	(154,589)	$(202,574)

	Six Months Ended June 30, 2008 (Unaudited)
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$2,558,550	(1,085,120)	(305,968)	(20,870)	(243,520)	$903,072
Interest income/ (expenses)	(207,747)	1,059	3	(8)	(94,762)	(301,455)
Other income / (expenses)	(5,901)	(207)	1,964	6,748	245,454	248,058
Income taxes	(524,808)	-	-	-	-	(524,808)
Income / (loss) before minority interest	$1,820,094	(1,084,268)	(304,001)	(14,130)	(92,828)	$324,867

Noncontrolling interest percentage	5.00%	9.75%	9.75%	28.75%	42.88%
Noncontrolling interest	$91,005	(105,716)	(29,640)	(4,062)	(39,801)	$(88,216)

29.	Subsequent Events

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court to demand Zhaozhu Peng to transfer back all the above mentioned patents to SiBiono. The case has been accepted by the Court and is waiting for its further investigation as of August 15, 2009.

(b)
As mentioned in Note 12, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million (or $1.88 million).

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation as of August 15, 2009.

(c)
The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs. As of June 30, 2009, the Company has not received service of such notice, and therefore, the Company does not have details regarding the content of the complaint made by the Plaintiffs.

On July 29, 2009, the Supreme Court of the State of New York, New York County entered a judgment against the Company in favor of Excalibur Limited Partnership and Excalibur Limited Partnership II (the “Plaintiffs”) in the amount of $674,251.65 in connection with the Convertible Promissory Notes issued to the Plaintiffs in April 2007 in a $7,560,000 private placement.

(d)
On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note. On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009. The Group has been negotiating with Pope and all of the other noteholders listed above since then and no conclusions have been reached as of June 30, 2009.

Benda Pharmaceutical, Inc.,
Management’s Discussion and Analysis or Plan of Operations
For the Six Months and Three Months Ended June 30, 2009 and 2008
(Amount Expressed in U.S. Dollars)

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

As of June 30, 2009 and 2008, the Group provided a $6,591,973 and $1,277,336, respectively for the allowance of doubtful accounts against trade receivables (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the six months ended June 30, 2009 and 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $4,687,738 and $3,994,628, respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of June 30, 2009, the provision of reserve on work-in-process was $4,551,337.

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, other material and suppliers, finished goods and work-in-process at the amount of $11,078, $54,120, $57,651, $13,552 and $4,551,337 respectively as of June 30, 2009.

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

Operational Results

Six months and three months ended June 30, 2009 Compared to Six months and three months ended June 30, 2008

The following table provides key components of our operational results for the six months and three months ended June 30, 2009 and 2008 for Benda Pharmaceutical, Inc.

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$11,440,412	$13,225,623	$5,924,609	$7,278,253
Cost of goods sold	(6,699,079)	(8,396,854)	(3,556,288)	(4,579,608)
Gross profit	4,741,333	4,828,769	2,368,321	2,698,645

Selling expenses	(1,016,366)	(1,431,212)	(622,173)	(994,841)

General and administravive expenses	(4,480,213)	(4,521,240)	(3,130,091)	(1,878,322)
Research and development expenses	(118,083)	(169,781)	183,601	(147,717)
Total operating expenses	(5,614,662)	(6,122,233)	(3,568,663)	(3,020,880)
Operating income / (loss)	(873,329)	(1,293,464)	(1,200,342)	(322,235)

Interest expenses	(1,633,247)	(2,340,580)	(362,866)	(1,128,298)
Other income (expenses)	45,776	248,058	62,976	(53,635)
Government subsidies / grants	26,383	-	-	-

Loss before provision for income taxes and noncontrolling interest	(2,434,417)	(3,385,986)	(1,500,232)	(1,504,168)
Income taxes	(84,412)	(524,808	217,966	(391,611)
Net loss	(2,518,829)	(3,910,794)	(1,282,266)	(1,895,779)

Net loss attributable to the noncontrolling interest	202,574	88,216	6,568	110,614

Net loss attributable to Benda Pharmaceutical, Inc.	$(2,316,255)	$(3,822,578)	$(1,275,698)	$(1,785,165)

Basic and fully diluted loss per share

Net loss attributable to Benda Pharmaceutical, Inc. common shareholders	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and fully diluted	105,155,355	100,558,191	105,155,355	100,803,509

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

Net revenue decreased by $1.79 million (or 13.5%) to $11.44 million for the six months ended June 30, 2009 from $13.23 million for the six months ended June 30, 2008, while the net revenue decreased by $1.35 million (or 18.6%) to $5.92 million for three months ended June 30, 2009 from $7.28 million for three months ended June 30, 2008 Decrease in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiaries, Benda Ebei’s net revenue decreased $2.74 million (or 23.88%) and $1.57 million (or 26.43%) to $8.73 million and $4.37 million for the six months and three months ended June 30, 2009 respectively from $11.47 million and $5.94 million for the six months and three months ended June 30, 2008 respectively. It was mainly due to the keen competition in generic medicine and the seasonal factors; however the management believes that the overall year revenue of 2009 will remain the same level as year 2008.

2.	One of the Benda’s subsidiaries, Jiangling Benda which resumed its production in October 2007 and achieved $0.8 million for the six months ended June 30, 2009.

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

5.
One of the Benda’s subsidiaries, SiBiono, acquired and effective since April 1, 2007, net revenue increased $0.74 million (or 62.71%) and $0.44 million (or 58.67%) to $1.92 million and $1.19 million for the six months ended and three months ended June 30, 2009 respectively from $1.18 million and $0.75 million for the six months and three months ended June 30, 2008 respectively.  The main reason for the increase in net revenue is mainly due to the fact that SiBiono was previously underwent a process of re-engineering of the production department during the year of 2008 which improved its production process and also the company put more effort in the marketing

SiBiono GMP - On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the commercialized gene therapy product approved in the PRC government agency.  On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono strictly to follow the requirements of GMP to organize trail production and follow the procedures to apply for GMP Certificate verification.

On July 14, 2009, SiBiono obtained the final approved GMP Certificate, in order words, the SFDA allows SiBiono to resume its production and sales.

Cost of Goods Sold
Cost of goods sold decreased $1.7 million (or 20.23%) and $1.02 million (or 22.27%) to $6.7 million and $3.56 million for the six months and three months ended June 30, 2009 respectively from $8.4 million and $4.58 million for the six months and three months ended June 30, 2008 respectively, primarily due to the decreased in the sales volume  in Benda Ebei.

Gross Profit
Gross profit decreased  $0.09 million (or 1.86%) and $0.32 million (or 11.89%) to $4.74 million and $2.37 million for the six  months and three months ended June 30, 2009 respectively from $4.83 million and $2.69 million for the six  months and three months ended June 30,  2008 respectively, which was mainly due to the keen competition of generic medicine products causing a slightly decrease in selling price.

Selling Expenses:
Selling expenses slightly decreased $0.41 million (or 28.67%) and $0.37 million (or 37.37%) to $1.02 million and $0.62 million for the six months and three months ended June 30, 2009 respectively from $1.43 million and $0.99 million for the six months and three months ended June 30, 2008 respectively, primarily due to the management performed cost control in the reporting period.

General and Administrative Expenses:
General and administrative for the six months ended June 30, 2009 reported at the same level as for the six months ended June 30, 2008. For the six months ended June 30, 3009, the expenses were $4.48 million while the expenses for the six months ended June 30, 2008 were $4.52 million. The General and administrative increased $1.25 million (or 66.49%) to $3.13 million for the three months ended June 30, 2009 from $1.88 million for the three months ended June 30, 2008.  It was primary due to the fact that the company was facing a global financial crisis, thus an amount approximately $2.55 million was provided for bad debt provision. However, the company will put more efforts to improve and manage the situation onwards.

Operating Income / (Loss):
The Company resulted  an operating loss  $0.87 million and $1.2 million for the six months and three months ended June 30, 2009 respectively, while the operating loss from comparative period for 2008 was $1.29 million and $0.32 million which was mainly due to decreased in net revenue during the reporting periods.

Interest Expenses:
Interest expenses was $1.63 million and $0.36 million for the six months and three months ended June 30, 2009 respectively while the interest expenses was $2.34 million and $1.13 million for the comparative period of 2008 respectively. The main component of it was the financing cost associated with the issuance of convertible promissory note.

For the three months ended June 30, 2009, $0.54 million was incurred for the interest of the notes and $0.86 million in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature. (Please refer to Note 24 of the Notes to Consolidation Financial Statements for details).

Other Income / (Expenses)
Due to the Registration Delay Penalty, the Group incurred an expense for the six months ended June 30, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. There was no penalty to investors incurred for the six months ended June 30, 2009.

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the six months and three months ended June 30, 2009 and 2008 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the six months and three months ended 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

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

Benda Ebei recorded $84,412 income tax for the six months ended June 30, 2009. The prepaid income tax by the Group as of June 30, 2009 at amount of $1.59 million was recorded as taxes recoverable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was $1.42 million for the six months ended June 30, 2009, while for the six months ended June 30, 2008 was negative $1.76 million

a)	Non-cash operating activities, reconciliation items to the net income
For the six months ended June 30, 2008, an amount about $4.37 million non-cash operating activities was reconciled back to the net income and which mainly included amortization of debt discount and debt issue cost, penalty payment made in form of share issuance, bad debt provision, amortization of intangible assets, and depreciation.

However, for the six months ended June 30, 2009, about $5.2 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.
$0.86 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details); and

2.	Other factors: $2.8 million incurred on bad debt provision; $0.98 million incurred on depreciation; and $0.36 million incurred on amortization of intangible assets.

b)	Trade receivables
The net change of trade receivable was increased by $1.49 million for the six months ended June 30, 2009. The management also noticed that the net balance of the trade receivable, as of June 30, 2009, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

Trade receivables
a)
Customers whom have sales relationship with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that the collectibility from those is out of question;

b)	The management realized that it did affect the cash flow situation of the company; therefore the company will put more efforts to reduce the balance of trade receivables.

For the six months ended June 30, 2009 and 2008, the amount spent in investing activities were $0.46 million and $0.21 million respectively. It was mainly because most of the settlements were made in the year of 2007, thus the investing activities were relatively small for the reporting periods.

Financing cash outflow was $0.06 million for the reporting period six months ended June 30, 2009 while the financing cash inflow was $1.2 million for the reporting period six months ended June 30, 2008.  The major of it was a net amount $1.8 million was received from the commercial bank notes in the six months ended June 30, 2008. (Please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

1.  The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs.  On July 29, 2009, the Court entered a judgment against the Company in favor of the Plaintiffs in the amount of $674,251.65 in connection with the Convertible Promissory Notes issued to the Plaintiffs in April 2007 in a private placement.

On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note.  On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009.  We were notified on June 15, 2009, that on May 11, 2009 Pope filed a motion for summary judgment in lieu of a complaint against us pursuant to CPLR § 3213 (the “Motion”) with the Supreme Court of the State of New York (the “Court”), alleging that we have been delinquent on the payment of an aggregate sum of $5,520,000 and accrued interest and costs arising from the Note that we issued to the Pope in April 2007.  Pursuant to the motion, the Plaintiffs requested that the Court enter summary judgment in favor of Plaintiff in the amount of $5,994,617.53 constituting principal and interest, plus costs.

 On June 23, 2009, we filed an Affidavit in Opposition to Motion for Summary Judgment in Lieu of Complaint with the Court requesting that Plaintiff’s Motion be denied.

On July 30, 2009, we received a Notice of Default from three additional investors in the April 2007 private placement offering holding Notes totaling $90,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs.  On July 29, 2009, the Court entered a judgment against the Company in favor of the Plaintiffs in the amount of $674,251.65 in connection with the Convertible Promissory Notes issued to the Plaintiffs in April 2007 in a private placement.

On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note.  On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009.  We were notified on June 15, 2009, that on May 11, 2009 Pope filed a motion for summary judgment in lieu of a complaint against us pursuant to CPLR § 3213 (the “Motion”) with the Supreme Court of the State of New York (the “Court”), alleging that we have been delinquent on the payment of an aggregate sum of $5,520,000 and accrued interest and costs arising from the Note that we issued to the Pope in April 2007.  Pursuant to the motion, the Plaintiffs requested that the Court enter summary judgment in favor of Plaintiff in the amount of $5,994,617.53 constituting principal and interest, plus costs.

 On June 23, 2009, we filed an Affidavit in Opposition to Motion for Summary Judgment in Lieu of Complaint with the Court requesting that Plaintiff’s Motion be denied.

On July 30, 2009, we received a Notice of Default from three additional investors in the April 2007 private placement offering holding Notes totaling $90,000.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)       Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)       Reports of Form 8-K

On May 13, 2009, the Company filed a Form 8-K with the SEC disclosing the resignation of a director.

On June 1, 2009, the Company filed a Form 8-K with the SEC disclosing that a summary judgment motion was granted against the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: August 19, 2009	By: /s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer
Chairman of Board of Directors

Date: August 19, 2009	By:	/s/ Eric Yu
Eric Yu
Chief Financial Officer
Principal Accounting Officer
Director