Form 10-Q
period 2009-09-30
Benda Pharmaceutical, Inc.
filed 2009-11-23
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2009: 105,155,355 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

September 30, 2009

INDEX

Item 1. Financial Information

BENDA PHARMACEUTICAL, INC.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009

CONTENTS

F1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND AS OF DECEMBER 31, 2008 (AUDITED).

F2	CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

F5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

F3 - F4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

F6 - F39	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(Amounts expressed in U.S. Dollars)

	September 30	December 31
	2009	2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,378,053	$569,019
Trade receivables, net (Note 5)	8,683,364	9,336,915
Other receivables (Note 5)	678,528	504,349
Short-term loan receivables	-	146,685
Prepaid tax (Note 23)	1,509,892	771,549
Due from related parties (Note 18)	7,634	11,000
Inventories (Note 7)	2,343,783	2,344,562
Prepaid expenses and deposits (Note 5)	2,540,267	918,209
Total current assets	17,141,521	14,602,288
Due from related parties (Note 18)	3,063,153	2,961,744
Property and equipments, net (Note 8)	27,901,030	29,057,225
Intangible assets, net (Note 9)	5,454,525	6,003,102
Restricted cash (Note 11)	5,847,894	6,162,849
Refundable purchase price paid (Note 6)	1,200,000	1,200,000
Other assets (Note 12)	1,830,556	1,830,634
Debt issue costs (Note 24)	-	55,485
Total Assets	$62,438,679	$61,873,327

Liabilities & Shareholders' Equity
Current Liabilities
Bank indebtedness (Note 11)	$1,199,965	$1,288,257
Bank loans payable (current portion) (Note 13)	2,984,433	2,984,560
Short-term loans payable	1,042,955	-
Long term debt payable (current portion) (Note 14)	2,234,115	2,234,210
Accounts payable and accrued liabilities (Note 15)	9,757,230	7,228,400
Commercial notes payable (Note 11)	9,075,536	9,297,169
Taxes payable	262,761	516,302
Acquisition cost payable (Note 10)	1,426,430	1,426,491
Long-term convertible promissory notes (current portion) (Note 24)	7,260,000	6,395,951
Wages payable	1,180,027	630,475
Payable under redeemable common stock (Note 19)	7,376,366	7,376,366
Due to related parties (Note 18)	467,842	1,457,803
Total current liabilities	44,267,660	40,835,984
Due to related parties (Note 18)	960,406	997,593
Total Liabilities	45,228,066	41,833,577

Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
105,155,355 shares issued and outstanding as of 9/30/2009
and 12/31/2008 respectively;	105,155	105,155
Additional paid in capital (Note 25)	22,108,427	22,108,427
Retained earnings (unrestricted)	(18,736,213)	(16,047,561)
Statutory surplus reserve fund (Note 17)	2,642,775	2,642,775
Accumulative other comprehensive income	6,344,117	6,347,547
Shares issuable for acquisition and services	503,860	503,860
Total Benda Pharmaceutical, Inc. Shareholders' Equity	12,968,121	15,660,203
Noncontrolling interest	4,242,492	4,379,547
Total Equity	17,210,613	20,039,750

Total Liabilities & Equity	$62,438,679	$61,873,327

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Amounts expressed in U.S. Dollars)

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$17,345,065	$19,860,057	$5,904,653	$6,634,434
Cost of goods sold	(9,770,370)	(12,610,394)	(3,071,291)	(4,213,540)
Gross profit	7,574,695	7,249,663	2,833,362	2,420,894

Selling expenses	(1,868,482)	(2,122,689)	(852,116)	(691,477)

General and administrative expenses
Amortization of intangible assets	(119,118)	(148,591)	(39,718)	(50,643)
Amortization of debt issue costs (Note 24)	(55,485)	(198,360)	-	(66,603)
Depreciation	(707,622)	(373,639)	(328,327)	(130,144)
Bad debts	(3,080,334)	(534,124)	(271,472)	239,769
Write-down of inventory to net realizable value (recovery)	(196,628)	-	(72,389)	-
Director remuneration	(67,500)	(162,968)	(22,500)	(22,500)
Penalty to investors	-	(1,380,173)	-	(266,768)
Other general and administrative expenses (Note 21)	(1,885,994)	(2,764,256)	(898,062)	(743,982)
Total general and administrative expenses	(6,112,681)	(5,562,111)	(1,632,468)	(1,040,871)
Research and development expenses	(283,473)	(249,357)	(165,390)	(79,576)
Total operating expenses	(8,264,636)	(7,934,157)	(2,649,974)	(1,811,924)
Operating income / (loss)	(689,941)	(684,494)	183,388	608,970

Interest income / (expenses) (Note 24)	(2,104,510)	(3,339,457)	(471,263)	(998,877)
Other income / (expenses) (Note 20)	106,161	10,140	60,388	(237,918)
Government subsidies / grants (Note 22)	26,386	-	-	-

Loss before provision for income taxes and noncontrolling interest	(2,661,904)	(4,013,811)	(227,487)	(627,825)
Income taxes (Note 23)	(163,803)	(907,176)	(79,391)	(382,368)

Net loss	(2,825,707)	(4,920,987)	(306,878)	(1,010,193)

Net loss attributable to the noncontrolling interest	137,055	256,486	(65,519)	168,270

Net loss attributable to Benda Pharmaceutical, Inc.	$(2,688,652)	(4,664,501)	$(372,397)	$(841,923)

Basic and fully diluted loss per share

Net loss attributable to Benda Pharmaceutical, Inc. common shareholders	$(0.03)	(0.05)	$(0.00)	$(0.01)

Weighted average shares outstanding (Note 26)	105,155,355	100,887,853	105,155,355	101,556,376

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Amounts expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,825,707)	$(4,920,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad Debt provision	3,080,334	534,125
Inventory written down to net realizable value (recovery)	196,628	-
Depreciation	1,609,314	1,414,763
Amortization of intangible assets	547,919	567,016
Amortization of debt issue costs (Note 24)	55,485	198,360
Interest expense (amortization of debt discount) (Note 24)	864,049	2,614,667
Penalty to investors settled by issuance of common stock	-	497,081
Directors remuneration settled by issuance of common stock	-	75,900
Changes in operating assets and liabilities:
Trade receivables	(2,427,968)	(2,312,392)
Other receivables	(174,180)	239,155
Prepaid expenses and deposits	(1,622,058)	(85,211)
Inventories	(195,849)	(835,895)
Accounts payable and accrued liabilities	3,078,386	1,856,143
Taxes payable	(991,888)	(281,668)
Net cash provided by operating activities	1,194,465	(438,943)

Cash Flows From Investing Activities
Purchases of property and equipment and construction-in-progress	(455,488)	(210,254)
Proceeds and repayments of borrowings under short-term loan receivables	146,685	(146,304)
Net cash used in investing activities	(308,803)	(356,558)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under related parties, net	(1,125,192)	(1,247,617)
Proceeds and repayments of borrowings under government debts payable, net	(88,236)	297,545
Proceeds and repayments of borrowings under commercial bank notes, net (Note 11)	93,266	1,876,424
Proceeds and repayments of borrowings under bank loans, net	1,042,955	(81,082)
Net cash provided by (used in) financing activities	(77,207)	845,270
Effect of exchange rate changes on cash	579	369,366
Net increase in cash and cash equivalents	809,034	419,135

Cash and cash equivalents, beginning of period	569,019	1,266,240

Cash and cash equivalents, end of period	$1,378,053	$1,685,375

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$298,139	$823,037
Cash paid for income taxes	$935,208	$954,431

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Statements of Consolidated Comprehensive Income
 (Amounts expressed in U.S. Dollars)

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(2,825,707)	$(4,920,987)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,430)	2,997,021

Comprehensive loss	(2,829,137)	(1,923,966)
Comprehensive loss attributable to the noncontrolling interest	137,055	256,486

Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(2,692,082)	$(1,667,480)

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statement of Changes in Equity
(Amounts expressed in U.S. Dollars)

									Shares
									Issuable
	Common						Statutory	Accumulated	for
	Shares				Additional	Retained	Surplus	Other	Acquisition	Non-
	Issued and		Comprehensive	Common	Paid-in	Earnings	Reserve	Comprehensive	and	Controlling
	Outstanding	Total	Income	Stock	Capital	(Unrestricted)	Fund	Income	Services	Interest
Balance at December 31, 2008	105,155,355	$20,039,750	$-	$105,155	$22,108,427	$(16,047,561)	$2,642,775	$6,347,547	$503,860	$4,379,547

Comprehensive loss:
Net loss		(1,236,563)	(1,236,563)	-	-	(1,040,557)	-	-	-	(196,006)
Other comprehensive income (loss)
Foreign currency translation adjustment		(52,320)	(52,320)	-	-	-	-	(52,320)	-	-

Comprehensive loss		(1,288,883)	$(1,288,883)

Dividend paid		-

Balance at March 31, 2009 (unaudited)	105,155,355	$18,750,868		$105,155	$22,108,427	$(17,088,117)	$2,642,775	$6,295,227	$503,860	$4,183,541

Comprehensive loss:
Net loss		(1,282,266)	(1,282,266)	-	-	(1,275,698)	-	-	-	(6,568)
Other comprehensive income (loss)
Foreign currency translation adjustment		5,169	5,169	-	-	-	-	5,169	-	-

Comprehensive loss		(1,277,098)	$(1,277,097)

Dividend paid		-

Balance at June 30, 2009 (unaudited)	105,155,355	$17,473,770		$105,155	$22,108,427	$(18,363,816)	$2,642,775	$6,300,396	$503,860	$4,176,973

Comprehensive loss:
Net loss		(306,878)	(306,878)			(372,397)				65,519
Other comprehensive income (loss)
Foreign currency translation adjustment		43,721	43,721					43,721

Comprehensive loss		(263,157)	(263,157)

Dividend paid		-

Balance at September 30, 2009 (unaudited)	105,155,355	$16,947,456		$105,155	$22,108,427	$(18,736,213)	$2,642,775	$6,344,117	$503,860	$4,242,492

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the then shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of Rmb60 million (or $7.88 million) due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreements with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, and to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of Rmb2.56 million (or $0.34 million) due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was Rmb62.56 million or $9.18 million. As of September 30, 2009, an accumulated amount, approximately Rmb52.84 million or $7.76 million was paid and leaving a balance of Rmb 9.72 million or $1.42 million (please refer to Note 10 for the details).

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

As of September 30, 2009, the organization and ownership structure of the Group is as follows:

2. Basis of Preparation, Consolidation and Going Concern

The unaudited consolidated financial statements of Benda and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Group’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. We have reclassified amounts previously reported in the Group’s financial statements to conform to the current presentation related to redeemable common stock. The Group has evaluated subsequent events through the date that the financial statements were issued which was November 22, 2009, the date immediately preceding the date of the Group’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

In the Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Group’s ability to continue as a going concern. The Group’s interim financial statements for the three and nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Group reported a net loss of $2,825,707 for the nine months ended September 30, 2009 and has a working capital deficit of approximately $27,126,139 and accumulated deficit of approximately $18,736,213 as of September 30, 2009.

Currently, the Group does not have the ability to substantially increase its loan indebtedness with any financial institution , nor can the Group provide any assurance it will be able to enter into any loan agreements in the future, or be able to raise funds through further issuance of debt or equity in the Group.  Moreover, the Group presently has little additional resources with which to obtain or develop new operations.

These factors raise substantial doubt about the Group’s ability to continue as a going concern.  The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Group be unable to continue as a going concern.

While the Group is attempting to produce sufficient revenues, the Group’s cash position may not be enough to support the Group’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taking to further implement its business plan and generate sufficient revenues provide the opportunity for the Group to continue as a going concern.  While the Group believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurance to that effect.  The ability of the Group to continue as a going concern is dependent upon the Group’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary it the Group is unable to continue as a going concern.

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

As of September 30, 2009 and 2008, the Group provided a $6,867,978 and $1,552,068, respectively for the allowance of doubtful accounts against trade receivables (please refer to Note 5 for details). Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

As of September 30, 2009 and 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $ 4,925,299 and $4,191,726, respectively (please refer to Note 7 for details).

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

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition, Impairment of Long-Lived Assets.

The Group evaluates potential impairment of long-lived assets, in accordance with Statement of FASB Accounting Standards Codification (“ASC”) 360, Propoerty, Plant and Equipment, which requires the Group to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. As of September 30, 2009, the Group has provided a full reserve against its Goodwill in the amount of $7,904,613 (Please refer to Note 10 for details).

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

Revenue Recognition

Among the most important accounting policies affecting the Group’s consolidated financial statements is its policy of recognizing revenue in accordance with the ASC 650, Under this policy, all of the following criteria must be met in order for us to recognize revenue:

         1.       Persuasive evidence of an arrangement exists;

         2.       Delivery has occurred or services have been rendered;

         3.       The seller's price to the buyer is fixed or determinable; and

         4.       Collectibility is reasonably assured.

The majority of the Group's revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Group believes that it can apply the provisions of ASC 650 with minimal subjectivity. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

Research and Development

Research and development (“R&D”) costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Group spent $283,473 and $249,357 on R&D efforts for the nine month ended September 30, 2009 and 2008, respectively.

Income Taxes

The Group accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

Comprehensive Income

The Group has adopted ASC 220, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentration of Credit Risk

A significant portion of the Group's cash at September 30, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Group has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Group operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Group’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the nine months and three months ended September 30, 2009 and 2008:

		NINE MONTHS ENDED SEPTEMBER 30,				THREE MONTH ENDED SEPTEMBER 30,
		2009		2008		2009		2008
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Revenue	$17,345,065%		$19,860,057%		$5,904,653%		$6,634,434%
	Individual customer's revenue
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	4,195,255	24%	3,711,204	19%	1,234,516	21%	784,911	12%
2	Shenyang Pharmaceutical Co. Ltd.	2,234,332	13%	1,985,584	10%	661,749	11%	711,963	11%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	2,005,451	12%	2,191,049	11%	565,257	10%	800,653	12%
4	Jiangxi Huiren Pharmaceutical Co. Ltd.	1,149,220	7%	1,602,885	8%	263,982	4%	647,020	10%
5	Hubei Hengchuan Health Products Co.,Ltd.	1,388,420	8%	2,221,744	11%	687,044	12%	578,655	9%
6	Huhan Jiuding Pharmaceutical Co, Ltd.	1,106,645	6%	-	-	676,870	11%	-	-

	Account receivable, gross	$15,551,342%		$13,222,313%		15,551,342%		13,222,313%
	Individual customer's account receivable gross balance
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,326,483	15%	1,769,557	13%	2,326,483	15%	1,769,557	13%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,593,203	10%	1,186,189	9%	1,593,203	10%	1,186,189	9%
4	Shenyang Pharmaceutical Co. Ltd.	1,429,213	9%	963,855	7%	1,429,213	9%	963,855	7%
5	Hubei Hengchuan Health Products Co.,Ltd.	1,276,973	8%	1,232,435	9%	1,276,973	8%	1,232,435	9%
2	Jiangxi Huiren Pharmaceutical Co. Ltd.	923,509	6%	519,536	4%	923,509	6%	519,536	4%
6	Huhan Jiuding Pharmaceutical Co, Ltd.	944,909	6%	-	-	944,909	6%	-	-

Basic and Diluted Earnings Per Share

The Group adopted ASC 260, Earnings Per Share. ASC 260 requires the presentation of earnings per share (EPS) as Basic and Diluted EPS. Basic earnings per share are calculated by taking net income divided by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by taking basic weighted average shares of common stock and increasing it for dilutive common stock equivalents such as warrants that are in the money.

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

The exchange rates in effect at September 30, 2009 and 2008 were stated as follows: (for RMB 1.00):

	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Fixed rate	$0.1467	$0.1463
Average rate	$0.1466	$0.1434

For the nine months ended September 30, 2009 and 2008, the foreign exchange loss was $6,594 and $7,060 respectively; for the three months ended September 30, 2009 and 2008, the foreign exchange loss was $4,360 and $4,904, respectively.

Fair Value of Financial Instruments

ASC 825, Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Group adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

•	Level 1 -- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 -- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 -- inputs to the valuation methodology are unobservable and significant to the fair value.

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

Recent Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, Fair Value Measurements and Disclosures. This standard established a single definition of fair value and a framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This standard applies under other accounting standards that require or permit fair value measurements. One of the amendments deferred the effective date for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applied to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The adoption of the fair value measurement standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The Company adopted the standard beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For 3M, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

5. Trade Receivables, Other Receivables, Prepaid expenses and Deposits

As mentioned in Note 4 that the company estimates of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. The table below shows the allowance for doubtful debts of the Group’s trade receivables, other receivables and prepaid expenses and deposits as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Trade receivables, gross	15,551,342	$13,123,374
Allowance for doubtful debts	(6,867,978)	(3,786,459)
Trade receivables, net	8,683,364	$9,336,915

	September 30,	December 31,
	2009	2008
Other receivables, gross	678,528	$504,349
Allowance for doubtful debts	-	-
Other receivables, net	678,528	$504,349

	September 30,	December 31,
	2009	2008
Prepaid and deposits, gross	2,540,267	$918,209
Allowance for doubtful debts		-
Prepaid and deposits, net	2,540,267	$918,209

The change of the allowance for doubtful debts between the reporting periods, as of September 30, 2009 and 2008, is displayed as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(Unaudited)	(Unaudited)
Balance at beginning of period	$(3,786,459)	$(943,647)
Provision during the period	(3,080,334)	(534,124)
Foreign exchange difference	(1,185)	(74,297)
Balance at end of period	$(6,867,978)	$(1,552,068)

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

As at September 30, 2009, the deal has not been closed as the product is still under the process of development. As the date when could SECO pass the examination conducted by Benda Ebei cannot be determined, thus the amount paid is reported as non-current assets as of September 30, 2009.

7. Inventories, Net

The Group’s inventories at September 30, 2009 and December 31, 2008 comprised as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Raw materials	$899,885	$874,180
Packing materials	161,938	481,724
Other materials / supplies	83,510	88,412
Finished goods	626,561	754,838
Work-in-process	5,497,187	5,086,780
Total inventories at cost	7,269,082	7,285,934

Less: Reserves on inventories	(4,925,299)	(4,941,372)

Total inventories, net	$2,343,783	$2,344,562

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, other material and suppliers, finished goods and work-in-process at the amount of $82,026, $39,786, $54,563, $6,507 and $4,742,417 respectively as of September 30, 2009. As of December 31, 2008, there was a reserve made on raw materials, packing materials, finished goods and work-in-process at the amount of $122,433, $7,118, $269,749 and $4,542,072 respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-process. As of September 30, 2009, the provision of reserve on work in process was $4,742,417.

8. Property and Equipment, Net

The Group’s property and equipment at September 30, 2009 and December 31, 2008 were comprised as follows:

	December 31, 2008	Addition	Disposal	Foreign Currency Translation Difference	September 30, 2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Buildings	$9,692,441	-	-	3,261	9,695,702
Machinery and equipment	16,769,328	10,444	-	(890)	16,778,882
Office equipment	40,728	3,356	-	(3,779)	40,305
Motor Vehicles	252,163	-	-	(14)	252,149
Cost	26,754,660	13,800	-	(1,421)	26,767,039

Less: Accumulated Depreciation

Buildings	$(1,559,511)	(341,070)	-	(367)	(1,900,948)
Machinery and equipment	(4,160,667)	(1,221,246)	-	(480)	(5,382,393)
Office equipment	(30,839)	(17,970)	-	(9)	(48,818)
Motor Vehicles	(89,863)	(29,028)	-	(14)	(118,905)
Accumulated Depreciation	(5,840,880)	(1,609,314)	-	(870)	(7,451,064)

Construction in progress	$8,143,445	441,765	77	(78)	8,585,055

Total property and equipment, net	$29,057,225				27,901,030

As mentioned in Note 11, Benda Ebei entered into a commercial bank note issuance agreement with Shanghai Pudong Development Bank on August 14, 2007 and a supplementary agreement on January 21, 2008. Under the agreements the credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda. As of September 30, 2009, the net book value of pledged property and equipment was approximately Rmb123.40 million (or $18.1 million) in total.

The depreciation expense for the nine months ended September 30, 2009 was calculated as follows:

	Original Cost
	December 31,	September 30				Depreciation	Deprecation
	2008	2009	Average	Salvage	Estimate	Calculated	Reported	Difference
		(Unaduited)	(Unaduited)	Value	Useful Lives	(Unaduited)	(Unaduited)	(Unaduited)
Building	$9,692,441	9,695,702	9,694,071	5%	20	345,351	341,070	4,281
Property and equipment	16,769,328	16,778,882	16,774,105	5%	11	1,138,243	1,221,246	(83,003)
Office equipment	40,728	40,305	40,517	5%	5	5,774	17,970	(12,196)
Motor vehicle	252,163	252,149	252,156	5%	5	35,932	29,028	6,904
Total property and equipments	$26,754,660	26,767,039	26,760,849			1,525,300	1,609,314	(84,014)

The above table shows the calculation of depreciation expenses for the nine months ended September 30, 2009. The difference between the depreciation calculated and depreciation reported was due to the changes of foreign exchange translation.

The estimated useful lives for buildings and property and equipments vary from 20 to 30 years and 10 to 15 years, respectively. For the nine months ended September 30, 2009, the majority of the building subjected to depreciation had useful lives of 20 years and property and equipment had useful lives of 11 years.

The total depreciation expense was $1,609,314 and $490,915 for the nine months and three months ended September 30, 2009, respectively, and is broken down as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of sales	$901,692	$1,041,124	$300,598	$381,947
Operating expenses	707,622	373,639	328,327	130,144
Balance at end of period	$1,609,314	$1,414,763	$628,925	$512,091

9. Intangible Assets, Net

The Group’s intangible assets at September 30, 2009 and December 31, 2008 were comprised as follows:

	December 31, 2008	Addition	Foreign Currency Translation Difference	September 30, 2009
		(Unaudited)	(Unaudited)	(Unaudited)
Land-use rights	$3,117,135	-	(157)	$3,116,978
Drugs permits and licenses	2,780,254	-	(140)	2,780,114
Technology formulas	1,012,129	-	(43)	1,012,086
Patent	1,803,829	-	(77)	1,803,752
Cost	8,713,347	-	(417)	8,712,930

Land-use rights	$(279,127)	(46,556)	(20)	$(325,703)
Drugs permits and licenses	(1,664,541)	(206,261)	(72)	(1,870,874)
Technology formulas	(254,681)	(75,860)	(38)	(330,579)
Patent	(511,896)	(219,242)	(111)	(731,249)
Accumulated amortization	(2,710,245)	(547,919)	(241)	(3,258,405)

Total intangible assets, net	$6,003,102	(547,919)	(658)	$5,454,525

The amortization expense for the nine months ended September 30, 2009 was calculated as follows:

	Original Cost
	December 31,	September 30			Amortization	Amortization
	2008	2009	Average	Estimated	Calculated	Reported	Difference
		(Unaudited)	(Unaudited)	Useful lives	(Unaudited)	(Unaudited)	(Unaudited)
Land-use rights	$3,117,136	3,116,978	3,117,057	40	$58,445	46,556	11,889
Drugs permits and licenses	2,780,254	2,780,114	2,780,184	10	208,514	206,261	2,253
Technology formulas	1,012,129	1,012,086	1,012,108	10	75,908	75,860	48
Patent	1,803,829	1,803,752	1,803,791	6	225,474	219,242	6,232
Total Intangible assets	$8,713,348	8,712,930	8,713,139		$568,341	547,919	20,422

The above table shows the calculation of amortization expenses for the nine months ended September 30, 2009. The difference between the amortization calculated and amortization reported was due to the changes of foreign exchange translation.

The total amortization expense for the nine months and the three months ended September 30, 2009, and 2008 are broken down as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Cost of sales	$428,801	$418,425	$142,976	$142,758
Operating expenses	119,118	148,591	39,718	50,643
Balance at end of period	$547,919	$567,016	$182,694	$193,401

10. Goodwill and Acquisition Cost Payable

ASC 805, Business Combinations, requires all acquisitions must be accounted for by allocating the acquisition consideration to the assets acquired based upon the fair market value of those assets. Consideration value that cannot be allocated to the acquired assets must be assigned to goodwill. In addition, it also requires eliminating the pooling treatment and eliminating the amortization of goodwill. ASC 350, Intangibles – Goodwill and Others, requires that a company carrying goodwill on its books must revalue the assets acquired in a business combination. If there is an overall decline in the value of the acquired assets, then earlier booked goodwill is deemed “impaired” and must be written down. ASC 350 requires a two step impairment test. The fair value of a reporting unit is first compared to its carrying value, including goodwill. Then the implied fair value of the goodwill is compared to the carrying value of the goodwill. If the fair value is lower, it is considered to be impaired.

As of September 30, 2009, there was an amount approximately $7.9 million was recorded as goodwill.  Meanwhile, the Group made an impairment charge at full amount on the goodwill due to the following facts (please read in conjunction with Note 13):

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

b.	SiBiono has serious working capital deficit situation and has reported accumulated loss of $3.4 million as of September 30, 2009;

c.	The management has not yet located or confirmed any feasible re-financing plan and / or equity placement as of the report date. The follow up action is still under the discussion with the lender bank.

As of September 30, 2009, out of the total acquisition cost Rmb62.56 million (or $9.18 million), the following payments were made:

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

In the year of 2007, an additional amount Rmb20.28 million was paid. The remaining balance was reported as “acquisition cost payable” on the balance sheet. As of September 30, 2009, the total amount paid was Rmb52.83 million (or $7.76 million) and the outstanding balance was Rmb9.72 million (or $1.42 million).

The Group has already obtained the oral consent from the selling shareholders of SiBiono that the remaining balance could be settled within the year of 2009.

11. Restricted Cash, Bank Indebtedness and Commercial Notes Payable

The Group’s restricted cash at September 30, 2009 and December 31, 2008 was comprised as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Deposits for issuance of commercial notes	$4,544,447	$4,859,346
Funds from government technolgy agencies	1,303,447	1,303,503
Total restricted cash	$5,847,894	$6,162,849

A)	On August 14, 2007, Benda Ebei entered into a commercial bank note issuable agreement with Shanghai Pudong Development Bank. Pursuant to this agreement, the following terms are included:

a)	Duration of the agreement is three years;

b)	It is non-interest bearing;

c)	The repayment period of each commercial note payable is six months;

d)	The total commercial note issuable limit is Rmb 60 million; however 50% of deposit should be made into the bank in order to secure the issuance of commercial bank note, thus the net available amount is Rmb 30 million;

e)	If the net amount of each commercial bank note payable is not settled on the due date, the penalty will be the penalty rate of the PRC bank loan on daily and compound basis.

f)	As mentioned in Note 8, this credit facility is guaranteed by SiBiono and secured by the buildings, machinery and equipment of Benda Ebei. On December 15, 2007, Benda Ebei received a consent letter from Pudong Bank that Pudong Bank agreed to cancel SiBiono’s guarantee toward this credit facility.

On January 21, 2008, Benda Ebei entered into a supplementary agreement with Shanghai Pudong Development Bank, to supplement the commercial bank note issuance agreement dated on August 14, 2007. According to this supplementary agreement, the credit facility is further secured by the buildings, machinery and equipment of Jiangling Benda.

As of September 30, 2009, Benda Ebei and Jiangling Benda deposited an amount $ 4,544,447 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of September 30, 2009, the balance of the commercial bank notes payable was $ 9,075,536. Thus the net commercial bank notes payable was $4,531,089 as of September 30, 2009.

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

Due to the above reasons, SiBiono relocated the balances of restricted cash from the cash and cash equivalents balances with an amount $1,303,447 as of September 30, 2009. However, since the balances of the restricted cash were larger than the balance of cash and cash equivalents balances, bank indebtedness were resulted with an amount $1,199,965 as of September 30, 2009.

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

13. Bank Loans Payable

As of September 30, 2009 and December 31, 2008, SiBiono, had one outstanding bank loan with an amount of $ 2,984,433 and $2,984,560 respectively, which was used primarily to fund construction in progress projects and for general working capital purposes.  This loan carries annual interest rate of 6.34% and matures on April 29, 2008.  This loan is personal guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono.

For the nine months ended September 30, 2009, SiBiono has been sued for default on the bank loans and judgment has been made as follows:

a.
On or before November 23, 2008 (10 days after the judgment date of November 13, 2008), SiBiono needs to repay the bank for the principal of Rmb20,346,672, accrued interest and penalty up to August 15, 2008 for Rmb1,506,994 and accrued interest from August 16, 2008 through repayment date. However, as SiBiono has not yet repaid anything yet, the accrued interest for the later period will be estimated at Rmb1,176,362, or total accrued interest as of September 30, 2009 was Rmb2,683,358;

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

As of November 15, 2009, the Group is still under the negotiation with the bank on arranging the settlement of the bank loan. Furthermore, as of November 15, 2009, the bank has not taken any further actions to against SiBiono.

Total interest expense paid related to the Group’s outstanding bank loans was $157,482 and $140,547 for the nine months ended September 30, 2009 and 2008, respectively.

14. Long Term Debt Payable

As of September 30, 2009, long term debt payable was raised due to the fact that various technology funds were obtained from various government technology agencies to support its gene therapy research and development activities during the past years and recorded as long term debt payable.

The obligations will be discharged once the examination by the various government technology agencies is conducted and most of the examination will be carried out and completed.

During the nine months ended September 30, 2009, there was no long term debt payable discharged and recorded as government subsidies (see Note 22 for the related details).

15. Accounts Payable and Accrued Liabilities

The Group’s accounts payable and accrued liabilities as of September 30, 2009 and December 31, 2008 were comprised as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Trade payable	2,402,254	$605,316
Deposits paid by customer	218,453	1,055
Acquisition cost payable following the arbitration (Note 12)	1,876,873	1,876,953
Accrued liabilities	4,908,004	3,999,155
Miscellaneous payables	351,646	745,921
Total account payables and accrued liabilities	9,757,230	$7,228,400

16. Welfare and Employment Liabilities

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group’s PRC entities are required to maintain a welfare plan for all of its employees who are residents of the PRC.  Based on the wages payable and according to the labor law of the PRC, the Group accrued 14% on a monthly basis, for employees’ welfare, labor union fees, and education and training programs, respectively. As of September 30, 2009 and December 31, 2008, the Group accrued approximately $387,360 and $486,000 for the employees’ welfare respectively.

17. Statutory Surplus Reserve Fund

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Group is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries.  Specifically, the Group is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Group’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Group’s PRC subsidiaries. As of September 30, 2009 and December 31, 2008, the registered capital of the Group’s PRC subsidiaries was $22,108,427.

18. Related Party Transactions

Due from related parties at September 30, 2009 and December 31, 2008 were comprised as follows:

		September 30,
		2009	December 31,
	Relationship	(Unaudited)	2008
Current
Qin Yu	Vice president
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		1,736	$4,314
Xiaoji Zhang	Minority shareholder
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		5,438	5,439
Hsieh, Chang	Supervisor, VP, HR & Admin.
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		5	-
Rong He	Manager
Due to Shenzhen SiBiono Gene Tech Co. Ltd.		455	1,247
		$7,634	$11,000
Non current
Yiqing Wan	CEO & Director
Due to Ever Leader Holdings Co. Ltd.		$650,760	$650,791
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		491,767	439,719
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due to Yidu Benda Chemicals Co. Ltd.		1,607,105	1,607,173
Due to Ever Leader Holdings Co. Ltd.		231,701	231,713
Feng Wang	Minority shareholder
Due to Beijing Shusai Pharyngitis Research Co. Ltd.		32,345	32,348
Hua Xu
Due to Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		49,475	-
		$3,063,153	$2,961,744

Due to related parties at September 30, 2009 and December 31, 2008 were comprised as follows:

		September 30,
		2009	December 31,
Current	Relationship	(Unaudited)	2008
Wei Xu	Vice President, CEO's Spouse & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		$230,378	$188,065
Due from Everleader Holding Ltd.			967,999
Hua Xu	General Manager's Sister
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		21,219	25,523
Yiqing, Wan	CEO & Director
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		211,426	237,780
Hua Shen	Vice president
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	33,253
Dongyi Tien	Manager
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		-	364
Pong Tsaiohuei	Minority shareholder
Due from Shenzhen SiBiono Gene Tech Co. Ltd.		4,819	4,818
Total due to related parties		$467,842	$1,457,803
Non current
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		$28,602	$28,602
Due from Jiangliang Benda Pharamaceutical Co. Ltd.		795,923	811,073
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		14,148	14,262
Wei Xu
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.	Vice President, CEO's Spouse & Director	27,183	48,922
Due from Beijing Shusai Pharyngitis Research Co. Ltd.		65,508	65,691
Yiqing, Wan	CEO & Director
Due from Yidu Benda Chemicals Co. Ltd.		560	560
Hui Xu	Manager
Due from Hubei Tongji Benda Ebei Phamacetucial Co. Ltd.		28,483	28,483
		$960,406	$997,593

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

In accordance ASC 480, Distinguishing Liabilities from Equity,, as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders (if certain events outside of control of the Group do not occur), these 2,049,560 shares have been classified as redeemable common stock, at their redemption price of $3.60 per share or totaling $7,376,366, outside of permanent equity at December 31, 2009.

According to the signed agreements mentioned in above, the redemption would be required to perform in September 2008. However the company has already obtained an oral consent from Super Pioneer, Wang and Zhang that the redemption would be deferred to the year of 2009. Therefore, the redeemable common stock was reclassified as current liability as of September 30, 2009.

20. Other Income (expenses)

In accordance with ASC 825, Financial Instruments,, the Group recorded $1,113,405 in Registration Delay Expense, for the nine month ended September 30, 2008. Out of the total penalty, $230,312 was settled by issuance of $523,438 shares of common stock. There was no penalty to investors incurred for the nine months ended September 30, 2009.

21. Other General and Administrative Expenses

For the nine months and three months ended September 30, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following events:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Audit and accounting	$102,013	$232,509	$32,330	$30,680
Legal fees	194,084	166,800	56,860	52,096
Office expenses	174,122	451,979	109,735	159,449
Salaries and wages	646,570	712,810	207,431	197,817
Consulting fee	320,421	637,409	245,619	202,636
Rent & Utilities	38,036	75,848	35,343	20,018
Investor relation, Transfer agent and filing fees	2,720	30,843	-	2,720
Travel and transportation	149,228	185,379	102,071	25,045
Repair and maintanence	21,131	136,890	9,774	17,791
Miscellaneous	237,669	133,789	98,901	35,730
Total other general & administrative	$1,885,994	$2,764,256	$898,062	$743,982

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

According to US GAAP, once the obligation of a particular debt payable is discharged, the amount of this particular debt payable should be treated as government subsidies / grants.  During the nine months ended September 30, 2009, there were no long term debt payable discharged and government subsidies / grants recognized as revenue

Besides, during the nine months ended September 30, 2009, there was Rmb180,000 or $26,386 received by Jiangling Benda from the local financial bureau as subsidy for support of the enterprise with small and medium size.

23. Income Taxes

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the nine months ended September 30, 2009 and 2008 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the nine months ended September 30, 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

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

Benda Ebei recorded $163,803 income tax for the nine months ended September 30, 2009. The prepaid income tax by the Group as of September 30, 2009 at amount of $1.66 million was recorded as taxes recoverable.

The provision for taxes on earnings consisted of:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Crurrent income taxes expenses:
PRC Enterprise Income	$163,803	$907,176	$79,391	$382,368
United States Federal Income Tax	-	-	-	-
	$163,803	$907,176	$79,391	$382,368

A reconciliation between the income tax computed at the U.S statutory rate and the Groups provision for Income tax for the nine month ended September 30, 2009 and 2008 are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
U.S Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S	-34.0%	-34.0%	-34.0%	-34.0%
PRC statuory rate	25.0%	25.0%	25.0%	25.0%
Tax relief and holidy granted to the Subsidary	0.0%	-12.5%	0.0%	-12.5%
Provision for income tax	25.0%	12.5%	25.0%	12.5%

24. Long Term Convertible Promissory Notes

Our financial statements include enhanced note disclosure addressing the fair value of the convertible promissory notes and warrants and the appropriate accounting treatment for the overall transaction.

Additionally, the enhanced note disclosure includes a detailed discussion of the accounting for the debt discount resulting from the relative fair value of the warrants issued in conjunction with the convertible promissory notes (calculated in accordance with ASC 470, Debt) and the debt discount resulting from the beneficial conversion feature / conversion discount associated with the convertible promissory notes (calculated in accordance with ASC 470) as follows:

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

The Group has accounted for the Warrants issued in conjunction with the Notes in accordance with the provisions of ASC 470, Debt. Accordingly, the Warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 4.63%, (ii) a contractual life of 4.6 years, (iii) an expected volatility of 25%, and (iv) a dividend yield of zero. The relative fair value of the Warrants, based on an allocation of the value of the Notes and the value of the Warrants issued in conjunction with the Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $5,174,911, and is being amortized to interest expense over the expected term of the Notes.

Additionally, the difference between the effective conversion price of the Notes into shares of the Group’s common stock, and the fair value of the Group’s common stock on the date of issuance of the Notes, resulted in a beneficial conversion feature of $2,385,089 (capped at the $7,560,000 of gross proceeds raised less the previously calculated $5,174,911 debt discount associated with Warrants issued in conjunction with the Notes) and was calculated in accordance with ASC 470. This beneficial conversion feature was recorded as an additional debt discount (with a corresponding increase to additional paid-in capital) and is being amortized to interest expense over the expected term of the Notes.

On July 10, 2008, 10 units of were converted to shares of 540,870. Therefore, as of September 30, 2009, the aggregate $7,260,000 principal balance of the notes remained outstanding and for the nine months ended September 30, 2009, the Group recorded $ 816,750 of interest expense related to the Notes.

During the nine months ended September 30, 2009, the Group recorded $864,049 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Group also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants. This amount was recorded by the Group as debt issue costs and is being amortized over expected term of the Notes.  For the nine months ended September 30, 2009, the Group recorded $55,485 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Group executed in November of 2006 (the “Make Good Agreement”). The Group further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”).  In the event the Performance Threshold is not attained, the Group is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Group’s common stock for every one (1) cent by which the Group’s earnings per share, determined on a fully diluted basis, is less than $0.065. During the year ended December 31, 2008 the Group issued shares 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768 and none for the nine months ended September 30, 2009.

In the accounting for the Long Term Convertible Promissory Note, the Group’s analysis of the Performance Threshold had no effect because of the cap of the debt discounted and beneficial conversion feature as calculated in accordance with ASC 470.

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

25. Common Stock, Preferred Stock, Additional Paid-in Capital, Warrants and Options

As of September 30, 2009, and December 31, 2008, the Group had an aggregate of:

(a)	None shares of preferred stock issued and outstanding;

(b)	The share of common stock issued and outstanding was 105,155,355 as of September 30, 2009 and December 31, 2008 respectively.

(c)	The following tables shows the events occurred in additional paid-in capital:

		Events
		occurred
		during the
		reporting	Septebmer 30,
	December 31,	period	2009
Events	2008	(Unaudited)	(Unaudited)
To record the changes of par value from $0.01 to $0.001
of the outstanding common stock as of 11/17/2005	$584,481	$-	$584,481

To adjust the par value of outstanding common stock as of 3/31/2006	(5,354)	-	(5,354)

Waiver of shareholder loan on 9/5/2006	2,298,434	-	2,298,434

To eliminate the common stock and additional paid-in capital of the former shell
company "Applied Spectrum Technologies, Inc." on 11/15/2006	16,215,770	-	16,215,770

To eliminate the accumulated deficit of the former shell company
"Applied Spectrum Technologies, Inc." on 11/15/2006	(16,209,962)	-	(16,209,962)

Issuance of common stock, 25,961,760 shares at $0.4622 per share, on 11/15/2006	11,974,038	-	11,974,038

Issuance of common stock, 64,942,369 shares at $0.001 per share on 11/15/2006	(64,942)	-	(64,942)

To relocate the original common stock of Ever Leader on 11/15/2006	1,285	-	1,285

To record the placement agent commission and transaction related fee
of reverse merger on 11/15/2006	(1,694,326)	-	(1,694,326)

Issuance of common stock 706,195 at $0.4622 per share	325,697	-	325,697

Debt discount on beneficial conversion feature on convertible promissory notes	2,385,089	-	2,385,089

Debt discount on warrants issued with convertible promissory notes	5,174,911	-	5,174,911

Placement agent exercised 849,007 warrants at strike price through cashless arrangement	470,347	-	470,347

Issuance of common stock to PIPE investors as penalty for late submission of 10KSB	92,461	-	92,461

Issuance of common stock to directors in lieu of their remuneration	75,790	-	75,790

Issuance of common stock to PIPE investors as penalty for registeration delay expenses	229,789	-	229,789

Conversion of convertible promissory notes	(8,039)	-	(8,039)

Issuance of common stock to investors under "Make Good Agreement"	262,957	-	262,957

Additional paid-in capital, balance for the period ended	$22,108,427	$-	$22,108,427

(d)	As of September 30, 2009 and December 31, 2008, 30,264,249 Warrants, each convertible into one (1) share of the Group’s Common Stock, issued and outstanding.

(e)	None options issued and outstanding.

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

The following table illustrates the computation of basic and dilutive net income (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
				2008
	2009	2008	2009	Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(2,688,652)	$(4,664,501)	$(372,397)	$(841,923)

Denominator:
Basic weighted-average shares outstanding	105,155,355	100,887,853	105,155,355	101,556,376
Effect of dilutive stock options & warrants	-	-	-	-
Diluted weighted-average shares outstanding	105,155,355	100,887,853	105,155,355	100,803,509

Net income (loss) per share:
Basic	$(0.03)	$(0.05)	$(0.00)	$(0.01)
Diluted	$(0.03)	$(0.05)	$(0.00)	$(0.01)

27. Commitments and Contingencies

As of September 30, 2009, there was an operating lease commitment and the amounts are stated as follows;

September 30
2009
(Unaudited)
Rental and Property Management Fee
Within one year	$50,764
One to two year	35,203
Two to three year	35,203
Over three years	52,805
Total commitments payable	$173,975

28. Segment Information

The Group states the segment information according to the requirement stated in ASC 280, Segment Reporting. The Group produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

1.	Benda Ebei produces conventional medicines which including banded and generic medicines;

2.	Jiangling Benda produces active pharmaceutical ingredients, APIs;

3.	Yidu Benda produces bulk chemicals;

4.	Beijing Shusai produces pharyngitis killer therapy; and

5.	SiBiono produces gene therapy medicines, Gendicine.

Since each subsidiary produces the corresponding products by using the same production facilities of each subsidiary, therefore according to the requirement stated in ASC 280, the Group reports the segment information according to the un-identical products that produced in each subsidiary.

Selected financial information for each of these segments for the nine months and three months ended September 30, 2009 and 2008 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	(Unaudited)		(Unaudited)
Branded/Generic medicine segment	2009	2008	2009	2008
Revenue from external customers	$13,617,252	17,439,205	$4,887,566	$5,973,012
Cost of sales	(8,600,569)	(11,479,479)	(3,051,518)	(3,831,922)
Gross profit	5,016,683	5,959,726	1,836,047	2,141,090
Gross margin	37%	34%	38%	36%
Research and development	-	-	2,301	-
Selling expense	(942,604)	(1,093,119)	(529,292)	(319,636)
General and administrative expense	(2,848,745)	(516,513)	(762,307)	(29,908)
Segment contribution	$1,225,334	4,350,094	$546,750	$1,791,546
Contribution margin	9%	25%	11%	30%

Total assets, segment	$30,252,879	39,164,262	$39,164,262	$38,243,467

Active pharmaceutical ingredients segment	2009	2008	2009	2008
Revenue from external customers	$817,137	609,139	$27,075	$28,807
Cost of sales	(901,431)	(669,313)	66,164	(30,784)
Gross profit	(84,294)	(60,174)	93,238	(1,977)
Gross margin	-10%	-10%	344%	-7%
Research and development	(143)	-	(70)	-
Selling expense	(16,576)	(3,716)	(1,851)	-3,359
General and administrative expense	(526,094)	(1,154,333)	(205,085)	(127,767)
Segment contribution	$(627,107)	(1,218,223)	$(113,768)	$(133,103)
Contribution margin	-77%	-200%	-420%	-462%

Total assets, segment	$9,654,558	8,545,875	$8,545,875	$8,436,445

Bulk chemicals segment	2009	2008	2009	2008
Revenue from external customers	$-	-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Gross margin	-	-	-	-
Research and development	-	-	-	-
Selling expense	-	-	-	-
General and administrative expense	(469,567)	(438,355)	(249,393)	(132,387)
Segment contribution	$(469,567)	(438,355)	$(249,393)	$(132,387)
Contribution margin	-	-	-	-

Total assets, segment	$6,990,800	7,553,516	$7,553,516	$7,694,510

Pharynigitis killer therapy segment	2009	2008	2009	2008
Revenue from external customers	$-	3,106	$-	$978
Cost of sales	-	(3,397)	-	(3,280)
Gross profit	-	(291)	-	(2,302)
Gross margin	-	(0)	-	-235%
Research and development	-	-	-	-
Selling expense	(733)	(4,346)	(733)	(1,692)
General and administrative expense	(19,609)	(24,548)	(5,134)	(4,321)
Segment contribution	$(20,342)	(29,185)	$(5,867)	$(8,315)
Contribution margin	-	(9)	-	-850%

Total assets, segment	$76,653	99,744	$99,744	$108,332

Gendicine (Ad-p53) segment	2009	2008	2009	2008
Revenue from external customers	$2,910,676	1,808,607	$990,013	$631,637
Cost of sales	(268,370)	(458,205)	(85,937)	(347,554)
Gross profit	2,642,306	1,350,402	904,076	284,083
Gross margin	91%	75%	91%	45%
Research and development	(283,330)	(249,357)	(167,621)	(79,576)
Selling expense	(908,569)	(1,021,508)	(320,240)	(366,790)
General and administrative expense	(1,582,201)	(518,651)	(216,189)	(33,311)
Segment contribution	$(131,794)	(439,114)	$200,026	$(195,594)
Contribution margin	-5%	-24%	20%	-31%

Total assets, segment	$12,169,195	13,808,709	$13,808,709	$14,048,551

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009		2009	2008
	(Unaudited)		(Unaudited)	(Unaudited)
Total revenue from external customers	$17,345,065	19,860,057	$5,904,653	$6,634,434
Cost of sales	(9,770,370)	(12,610,394)	(3,071,291)	(4,213,540)
Gross profit	7,574,695	7,249,663	2,833,362	2,420,894
Gross margin	44%	37%	48%	36%
Research and development	(283,473)	(249,357)	(165,390)	(79,576)
Selling expense	(1,868,482)	(2,122,689)	(852,116)	(691,477)
General and administrative expense	(5,446,216)	(2,652,400)	(1,438,108)	(327,694)
Segment contribution	$(23,476)	2,225,217	$377,748	$1,322,147
Contribution margin	0%	11%	6%	20%

Total assets, segment	$59,144,085	69,172,106	$69,172,106	$68,531,305

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment contribution	$(23,476)	2,225,217	$377,748	$1,322,147
Unallocated amounts:
Interest income/(expenses)	(2,104,510)		(471,263)	-
Government subsidy	26,386		-	(237,918)
Other income/(expenses)	106,161	10,140	60,388	-
Other corporate expenses	(666,465)	(6,249,168)	(194,360)	(1,712,054)

Total income / (loss) before noncontrolling interest and income taxes	$(2,661,904)	(4,013,811)	$(227,487)	$(627,825)

The other corporate expenses for the nine months and three months ended September 30, 2009 and 2008 composed of the following events:

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009		2009	2008
	(Unaudited)		(Unaudited)	(Unaudited)
Penalty to investor	$-	1,380,173	$-	$266,768
Wages and salaries	283,817	295,421	88,801	102,746
Audit and accounting	74,995	130,735	24,998	24,672
Amortization of debt issue cost	55,485	198,360	-	66,603
Consulting fee	9,336	560,040	3,120	188,080
Investor relation, transfer agent and filing fees	2,720	30,843	-	2,720
Director renumeration	67,500	162,968	22,500	22,500
Legal fee	158,134	107,315	53,567	30,640
Travel and transportation	2,446	4,844	303	-
Office expense	-	1,120	-	-
Interest expense	-	3,339,457	-	998,877
Miscellaneous	12,029	37,892	1,070	8,448
Total	$666,465	6,249,168	$194,360	$1,712,054

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets as of September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Total assets, segment	$59,144,085	69,172,106

Total assets of corporate:
Cash and cash equivalent	12,168	39,615
Bank indebtedness	1,199,965	1,259,525
Prepaid expesnes and deposit	-	5,672
Refundable purchase price paid	1,200,000	1,200,000
Due from related parties	882,461	670,541
Debit issue costs:
placement agent commission	-	129,585

Total assets	$62,438,679	72,477,044

The following table shows how the noncontrolling interest for nine months ended September 30, 2009 and 2008 was derived:

	Nine Months Ended September 30, 2009 (Unaudited)
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,225,334	(627,107)	(469,567)	(20,342)	(131,794)	$(23,476)
Interest income/ (expenses)	(186,293)	(253)	4	-	(150,390)	(336,932)
Other income / (expenses)	(15,329)	(175)	2,968	-	118,697	106,161
Government subsidy	-	26,386	-	-	-	26,386
Income taxes	(163,803)	-	-	-	-	(163,803)
Income / (loss) before minority interest	$859,909	(601,149)	(466,595)	(20,342)	(163,487)	$(391,664)

Noncontrolling interest percentage	5.00%	9.75%	9.75%	28.75%	42.88%
Noncontrolling interest	$42,995	(58,612)	(45,493)	(5,848)	(70,097)	$(137,055)

	Nine Months Ended September 30, 2008 (Unaudited)
	Benda	Jiangling	Yidu	Beijing
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$4,350,094	(1,218,223)	(438,355)	(29,185)	(439,114)	$2,225,217
Interest income/ (expenses)	(339,014)	1,010	6	(8)	(142,689)	(480,695)
Other income / (expenses)	(13,874)	228	2,953	6,820	14,013	10,140
Income taxes	(907,176)	-	-	-	-	(907,176)
Income / (loss) before minority interest	$3,090,030	(1,216,985)	(435,396)	(22,373)	(567,790)	$847,486

MI percentage	5.00%	9.75%	9.75%	28.75%	42.88%
MI interest	$154,502	(118,656)	(42,451)	(6,432)	(243,448)	$(256,486)

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court to demand Zhaozhu Peng to transfer back all the above mentioned patents to SiBiono. The case has been accepted by the Court and is waiting for its further investigation. As of September 30, 2009, no further progress has occurred.

(b)
As mentioned in Note 12, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of Rmb12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately Rmb12.80 million (or $1.88 million).

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its further investigation. As of September 30, 2009, no further progress has occurred.

(c)
The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs. As of September 30, 2009, the Company has not received service of such notice, and therefore, the Company does not have details regarding the content of the complaint made by the Plaintiffs.

(d)
On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note. On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009. The Group has been negotiating with Pope and all of the other noteholders listed above since then and no conclusions have been reached as of September 30, 2009.

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

As of September 30, 2009 and 2008, the Group provided a $6,867,978 and $1,552,068, respectively for the allowance of doubtful accounts against trade receivables. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the nine months ended September 30, 2009 and 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $4,925,299 and $4,191,726, respectively.

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

After the acquisition with the effective date April 1, 2007, the same accounting treatment was adopted for the treatment of the provision of reserve on work-in-progress. As of September 30, 2009, the provision of reserve on work-in-process was$4,742,417.

A reserve for obsolete, slow-moving or non-salable inventory was made on raw materials, packing materials, other material and suppliers, finished goods and work-in-process at the amount of $82,026, $39,786, $54,563, $6,507 and $4,742,417 respectively as of September 30, 2009.

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

Operational Results

Nine months and three months ended September 30, 2009 Compared to Nine months and three months ended September 30, 2008

The following table provides key components of our operational results for the nine months and three months ended September 30, 2009 and 2008 for Benda Pharmaceutical, Inc.

Error! Not a valid link.

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

Net revenue decreased by $2.51 million (or 12.6%) to $17.35 million for the nine months ended September 30, 2009 from $19.86 million for the nine months ended September 30, 2008, while the net revenue decreased by $0.73 million (or 11.0%) to $5.90 million for three months ended September 30, 2009 from $6.63 million for three months ended September 30, 2008 Decrease in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiaries, Benda Ebei’s net revenue decreased $3.82 million (or 21.9%) and $1.09 million (or 18.2%) to $13.62 million and $4.89 million for the nine months and three months ended September 30, 2009 respectively from $17.44 million and $5.97 million for the nine months and three months ended September 30, 2008 respectively. It was mainly due to the keen competition in generic medicine and the seasonal factors; however the management believes that the overall year revenue of 2009 will remain the same level as year 2008.

2.
One of the Benda’s subsidiaries, Jiangling Benda which resumed its production in October 2007 and achieved $0.8 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

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

5.
One of the Benda’s subsidiaries, SiBiono, acquired and effective since April 1, 2007, net revenue increased $1.10 million (or 60.9%) and $0.36 million (or 56.7%) to $2.91 million and $0.99 million for the nine months and three months ended September 30, 2009 respectively from $1.81 million and $0.63 million for the nine months and three months ended September 30, 2008 respectively.  The main reason for the increase in net revenue is mainly due to the fact that SiBiono was previously underwent a process of re-engineering of the production department during the year of 2008 which improved its production process and also the company put more effort in the marketing

SiBiono GMP - On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the commercialized gene therapy product approved in the PRC government agency.  On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono strictly to follow the requirements of GMP to organize trail production and follow the procedures to apply for GMP Certificate verification.

On July 14, 2009, SiBiono obtained the final approved GMP Certificate, in order words, the SFDA allows SiBiono to resume its production and sales.

Cost of Goods Sold

Cost of goods sold decreased $2.84 million (or 22.5%) and $1.14 million (or 27.1%) to $9.8 million and $3.1 million for the nine months and three months ended September 30, 2009 respectively from $12.6 million and $4.2 million for the nine months and three months ended September 30, 2008 respectively, primarily due to the decreased in the sales volume  in Benda Ebei.

Gross Profit

Gross profit increased $0.32 million (or 4.4%) and $0.41 million (or 16.9%) to $7.57 million and $2.83 million for the nine months and three months ended September 30, 2009 respectively from $7.25 million and $2.42 million for the nine months and three months ended September 30, 2008 respectively, which was mainly due to improved material management causing a slightly decrease in cost.

Selling Expenses:

Selling expenses slightly decreased $0.25 million (or 11.80%) to $1.87 million for the nine months ended September 30, 2009 from $2.12 million for the nine months ended September 30, 2008, but increased slightly $0.16 million to $0.85 million for the three months ended September 30, 2009 from $0.69 million for the three months ended September 30, 2008, primarily due to the management performed cost control in the reporting period.

General and Administrative Expenses:

General and administrative increased $0.55 million (or 9.9%) and $0.59 million (or 45%) to $6.11 million and $1.63 million for the nine months and three months ended September 30, 2009 respectively from $5.56 million and $1.04 million for the nine months and three months ended September 30, 2008.  It was primary due to the fact that the company was facing a global financial crisis, thus an amount approximately $3.08 million and $0.27 million was provided for bad debt provision, for the nine months and three months ended September 30, 2009, increase by $2.5 million and $0.5 million respectively, compared with the same period in 2008. However, the company will put more efforts to improve and manage the situation onwards.

Operating Income / (Loss):

The Company resulted an operating loss  $0.69 million for the nine months ended September 30, 2009, at the same level as for the nine months ended September 30, 2008. But the Company reported an operating income $0.18 million for the three months, ended September 30, 2009, while the operating income from comparative period for 2008 was $0.61 million. which was mainly due to increase in net profit during the reporting periods.

Interest Expenses:

Interest expenses was $2.1 million and $0.47 million for the nine months and three months ended September 30, 2009 respectively while the interest expenses was $3.34 million and $1.00 million for the comparative period of 2008 respectively. The main component of it was the financing cost associated with the issuance of convertible promissory note.

For the three months ended September 30, 2009, $0.27 million was incurred for the interest of the notes

Other Income / (Expenses)

Due to the Registration Delay Penalty, the Group incurred an expense for the nine months ended September 30, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. There was no penalty to investors incurred for the nine months ended September 30, 2009.

Income Taxes:

Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the nine months and three months ended September 30, 2009 and 2008 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the nine months and three months ended September 30, 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

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

Benda Ebei recorded $163,803 income tax for the nine months ended September 30, 2009. The prepaid income tax by the Group as of September 30, 2009 at amount of $1.66 million was recorded as taxes recoverable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was $1.19 million for the nine months ended September 30, 2009, while for the nine months ended September 30, 2008 was negative $0.44 million

a)	Non-cash operating activities, reconciliation items to the net income

For the nine months ended September 30, 2008, an amount about $4.48 million non-cash operating activities was reconciled back to the net income and which mainly included amortization of debt discount and debt issue cost, penalty payment made in form of share issuance, bad debt provision, amortization of intangible assets, and depreciation.

However, for the nine months ended September 30, 2009, about $4.02 million of non-cash operating activities was reconciled back to the net income and summarized as follows:

1.
$0.86 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features (please refer to Note 24 of the Notes to Consolidated Financial Statements for details); and

2.	Other factors: $3.08 million incurred on bad debt provision; $1.61 million incurred on depreciation; and $0.55 million incurred on amortization of intangible assets.

b)	Trade receivables

The net change of trade receivable was increased by $2.43 million for the nine months ended September 30, 2009. The management also noticed that the net balance of the trade receivable, as of September 30, 2009, was a significant asset to the company. However, the management believes that the above situation is temporarily due to the following reasons:

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

For the nine months ended September 30, 2009 and 2008, the amount spent in investing activities were $0.46 million and $0.21 million respectively. It was mainly because most of the settlements were made in the year of 2007, thus the investing activities were relatively small for the reporting periods.

Financing cash outflow was $0.07 million for the reporting period nine months ended September 30, 2009 while the financing cash inflow was $0.70 million for the reporting period nine months ended September 30, 2008.  The major of it was a net amount

$1.8 million was received from the commercial bank notes in the nine months ended September 30, 2008. (Please refer to the Note 11 of the Notes to Consolidated Financial Statements for the details)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

On June 23, 2009, we filed an Affidavit in Opposition to Motion for Summary Judgment in Lieu of Complaint with the Court requesting that Plaintiff’s Motion be denied. On October 14, 2009, this motion was denied, and the court entered a judgment in favor of Pope in the amount of $5,520,000 plus interest.

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

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

Item	Patent name	Countries / Date	Application Number (1)	Publication Number (2)	Approved Patent Number (3)	Name of Patent Inventor (6)	Name of Applicant (6)	Patent Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China	98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date	1998/12/14	1999/9/15	2002/7/3

2	A recombinant constructed by a virus vector and a human tumor suppressor gene and its use
	A	China	02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2002/5/8	2003/3/12	2004/11/24

	B	PCT (4)	5	WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/3/8	2004/9/16	N/A

3	Recombinant gene medicine of adenovirus vector and and gene p54 for treating proloferative diseases
	A	China	03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2003/5/10	2004/2/4	2007/7/25

	B	PCT (4)	8	WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/2	N/A

4	The application of recombinant adenoviral p53 as cancer vaccine (tentative title)
	A	China	200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date	2005/1/26	2005/10/12	2007/8/29

	B	PCT (4)	1	WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2005/1/26	2006/8/3	N/A

	C	US (5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date	2005/3/7	2005/12/22	N/A

5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China	03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2003/6/13	2004/7/21	N/A

	B	PCT (4)	7	WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date	2004/5/9	2004/12/23	N/A

6	The complex of polypeptide liposome and human GEF gene, and its use and human VGEF gene, and its use
	A	China	02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date	2002/7/4	2003/1/8	N/A

Note:

(1)	Application number is obtained when application is submitted;

(2)	Publication number is obtained after the first phase examination;

(3)	Approved patent number is obtained after the final examination;

(4)	PCT is referred to an International Patent Organization in Paris;

(5)	US is referred to the application is made in United States of America alone;

(6)	Peng is referred to Zhaohui Peng; Zhang is referred to Xiaozhi Zhang; Zhu is referred to Jinya Zhu.

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

 On June 23, 2009, we filed an Affidavit in Opposition to Motion for Summary Judgment in Lieu of Complaint with the Court requesting that Plaintiff’s Motion be denied.  On October 14, 2009, this motion was denied, and the court entered a judgment in favor of Pope in the amount of $5,520,000 plus interest.

On July 30, 2009, we received a Notice of Default from three additional investors in the April 2007 private placement offering holding Notes totaling $90,000.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

On July 7, 2009, the Company filed a Form 8-K updating the status of litigation.

On August 19, 2009, the Company filed a Form 8-K disclosing the Company’s new address.

On August 19, 2009, the Company filed a Form 8-K disclosing a judgment against the Company.

On September 22, 2009, the Company filed a Form 8-K disclosing the resignation of an officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: November 23, 2009	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer, Chief Financial and Accounting Officer
Chairman of Board of Directors