Form 10-K
period 2009-12-31
Benda Pharmaceutical, Inc.
filed 2010-05-18
CIK 705868

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 0-16397

BENDA PHARMACEUTICAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	41-2185030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Taibei Mingju, 4th Floor,
6 Taibei Road, Wuhan, Hubei Province, 430015, PRC
(Address of principal executive offices)

+86 (27) 85494916
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 17, 2010, 105,155,355 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on May 13, 2010 by the Over-the-Counter Bulletin Board) was approximately $1,525,209.

Documents Incorporated by Reference:
None.

TABLE OF CONTENTS

Item Number and Caption		Page

PART I

Item 1.	Description of Business	1

Item 1A.	Risk Factors

Item 2.	Description of Properties	46

Item 3.	Legal Proceedings	48

Item 4.	(Removed and Reserved)	49

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	49

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis or Plan of Operations	51

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements	60

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	61

Item 9A(T).	Controls and Procedures	62

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	62

Item 11.	Executive Compensation	66

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67

Item 13.	Certain Relationships and Related Transactions and Director Independence	69

Item 14.	Principal Accountant Fees and Services	74

PART IV		77

Item 15.	Exhibits, Financial Statement Schedules

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

Kevin R. Keating, our former President and sole officer and director who resigned on November 15, 2006, is the father of Timothy J. Keating, the majority member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity Partners III, LLC, which is the party that acquired the controlling interest in us pursuant to the Purchase Agreement. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KI Equity Partners III, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of Applied Spectrum’s common stock to be acquired by KI Equity Partners III, LLC.

We did not become engaged in the pharmaceutical business until November of 2006. Before closing a share exchange transaction in November 2006, we were a shell company with nominal assets and operations, whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a business combination be negotiated and completed pursuant to which we (formerly known as Applied Spectrum Technologies, Inc.) would acquire a target company with an operating business with the intent of continuing the acquired company's business as a publicly held entity. We entered in an Exchange Agreement dated September 7, 2006 (the “Exchange Agreement”) with KI Equity Partners II, LLC (“KI Equity”), Ever Leader, a company incorporated under the laws of Hong Kong, and the owners of 100% of the capital shares of Ever Leader. The closing of the Exchange Agreement occurred on November 15, 2006. At the closing of the Exchange Agreement, we acquired all of Ever Leader's capital shares (the “Ever Leader Shares”) from the Ever Leader Shareholders, and the Ever Leader Shareholders transferred and contributed all of their Ever Leader Shares to us. In exchange, we issued 64,942,360 shares of our Common Stock to the Ever Leader Shareholders.

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

In connection with the Equity Transfer Agreements, we entered into Technical Consultancy Agreements with Yaojin Wang and Huimin Zhang for technical consultancy services rendered by Yaojin Wang and Huimin Zhang. Pursuant to the Technical Consultancy Agreements, we agreed to issue 33,585 shares of our common stock to Yaojin Wang and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreement. Yaojin Wang and Huimin Zhang agreed to lock up their shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.6 per share. Such option shall expire within one month from the last date of the three month period. The redemption requests were made to the Company in January 2008 and the company has already obtained oral consent from Super Pioneer, Wang and Zhang that the payment would be deferred to the year of 2010.

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

Each core Benda operating company has its own manufacturing facility located near Wuhan, in Hubei Province and Shenzhen, in Guangdong Province. Good Manufacturing Practices (“GMP”) certification was first issued to Benda Ebei on November 11, 2003 and renew on December 3, 2009 for the production of injection vials. On November 26, 2007, Benda Ebei received a GMP certificate for the production of tablets. Benda Ebei was designated a High and New Technology Enterprise by the Science and Technology Bureau of Hubei Province on July 6, 2005 for a period of two years. This designation represents formal recognition by the provincial government that a company has developed or acquired new technology of significance, and triggers a number of government support and incentive policies, including availability of land for expansion, research grants and discounts on bank loan interest. The designation expired on July 6, 2007; however, we have passed the re-examination and the new designation was received on August 2007. Although we have not received any support from the government to date, such a designation may be useful in obtaining incentives in the future.

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

The organization and ownership structure of the Company subsequent to the consummation of the reorganization as summarized in the paragraphs above is as follows:

The organizational chart after the acquisition of SiBiono would be stated as follows:

PRINCIPAL PRODUCTS

In 2009, our revenues were principally derived from sales of products listed in Figure 1. We have SFDA approval for all medicines and active pharmaceutical ingredients that we market. Sales of herbal TCM’s and bulk chemicals do not require SFDA approval. Our medicines have undergone pharmacological experiments in order to research the medicines’ effect and mechanism on organisms. On the other side, the experiments also research the organisms’ effect on the medicine. It includes pharmacodynamics and pharmacokinetics. Pharmacological experiments and clinical trials have similarities. Clinical trials are part of pharmacological experiments. However, pharmacological experiments mainly use animals as research subjects, while clinical trials generally utilize patients as research subjects. Pharmacological experiments are carried out by regulations of non-clinical medicine research and quality control issued by SFDA.
Main Products

Manufacturer	Product	Type	Function
Benda Ebei	Jixuening injection vial	Generic	Haemostatic (stops bleeding)

Benda Ebei	Xujing injection vial	Generic	Haemostatic

Benda Ebei	Nokeqing injection vial	Generic	Used to treat hepatitis

Benda Ebei	Yidingshu injection vial	Generic	Vitamin to treat lack of Riboflavin

Benda Ebei	Shusai-A injection vial	Generic	Anti-inflammatory analgesic

Benda Ebei	Suzheng-B injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis

Benda Ebei	Ribavirin injection vial利巴韦林	Generic	Anti-virus, to treat acute upper respiratory tract infection

Benda Ebei	Gentamycin Sulfate Injection vial	Generic	Broad spectrum antibiotic

Benda Ebei	Vitamin B6 injection vial	Generic	Vitamin; complementary medicine used to treat hepatitis

Benda Ebei	Inosine injection vial	Generic	Nutrition, complementary medicine used to treat hepatitis

Benda Ebei	Vitamin C injection vial	Generic	To treat deficiency of vitamin C

Jiangling Benda	Ribavirin API (1)	API	Ribavirin drug manufacture.

Jiangling Benda	Asarin API (1)	API	Asarin manufacture to treat acute upper respiratory system infection

Jiangling Benda	Levofloxacin Mesylate API (1)	API	Broad spectrum antibiotic drug manufacture

Jiangling Benda	Ribose	API	Used to manufacture antibiotic drug

Yidu Benda	Triazol carboxylic acid methyl ester (“TCA”)	Bulk chemical	Ribavirin manufacture, anti-virus

SiBiono	Gendicine	Gene Therapy	Treatment of cancer

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

The table below illustrates price markups along the distribution channel for a typical Benda Ebei branded drug, Shusai-A.

Shusai-A Price Markup Pattern

	Purchase Price per piece in RMB		Price Markup
Patients	40.00		54%
Retail/Hospitals	26.00		622%
Medicine Reps	[3.60	]	29%
Sub-agents	2.80		56%
Agents	1.80
Benda Ebei	n/a

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

3. If we pass the physical inspection, the related application would be transferred to the State SFDA;

4. After ratification, the new drug license and ratification number would be issued.

Development Status of Key Products in Our Pipeline

Name of Product	Type	Main Function	Status
Pharyngitis Killer	Herbal TCM Oral Liquid and Treatment	Anti-respiratory tract infections	Market launch underway; SFDA Certificate not necessary

Qiweiben Capsule	Branded TCM	Diabetes treatment	New Medicine Application is accepted by SFDA; awaiting for SFDA approval and production permit。

Yan Long Anti-cancer Oral Liquid	Branded TCM	Treatment of cancers of the digestive tract	Awaiting for SFDA approval (1)

500mg:5ml Tranexamic Acid Injection vial	Generic	Haemostatic	SFDA production approval H20044601 received; Put in production line.

200mg:2ml Ribavirin Injection vial	Generic	Antibiotic	SFDA production approval H42021048 received; Put in production line.

1000mg:2.5mlVitamin C Injection vial	Generic	Vitamin	Achieved State acceptance and hearing Y0405945; SFDA production approval H20067577 received; Put in production line.

0.1g:2ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056701 received; Put in production line.

0.2g:5ml Lomefloxacin Aspartate Injection vial	Generic	Antibiotic	SFDA production approval H20056702 received; Put in production line.

Lappaconitine Hydrobromide Injection vial	Branded Medicine	Analgesic	SFDA production approval H20055966 received; Put in production line.

Asarin Injection vial	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in May 2006

Asarin pill	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filed with SFDA in August 2006; Need further bio-clinical trial.

Asarin granular medicine	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006

Asarin oral liquid	Generic	Treatment of upper respiratory infection	Filing completed at provincial bureau level; filing with SFDA in September 2006; Need further bio-clinical trial.

Lysine Hydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.

Arginine Monohydrochloride Injection vial	Generic	Amino acid	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.

100mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.

500mg:5ml Levofloxacin Hydrochloride Injection vial	Generic	Antibiotic	Filing completed at provincial bureau level; filed with SFDA in July 2006; Need further bio-clinical trial.

a-Asarin raw medicines	API	Upper respiratory infection	SFDA production approval H20059540 received; prepare for production.

Levofloxacin mesylate API	API	Antivirus	Filing completed at provincial bureau level; SFDA approval received; prepare for production.

GCLE	Bulk chemical	Production of Antibiotics	As it is a chemical product, it does not need SFDA approval.

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

Our New Branded Traditional Chinese Medicines

Features	Pharyngitis Killer	Qiweiben Capsule	Yan Long Anti-cancer Oral Liquid
Targeted IP/ Formula Protection Period (1)	Not Applicable (2)	7+7 years (7)	7+7 years (7)
Our Ownership	75% (3)	100%	100% with reservation (4)
Completion Date Of Clinical Tests	Not Applicable	Pening (6)	Pending (6)
New Medicine Certification Date	Not Applicable	Pening (6)	Pending (6)
Expected installation of GMP quality production line (5)	Not Applicable	Pending (6)	Pending (6)
Expected SFDA Production Certification	Not Applicable	Pending (6)	Pending (6)
Expected Commencement of Production	Launched June 2006	Pending (6)	Pending (6)

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

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Benda Ebei Suppliers

Benda Ebei plant manufactures injection vials from APIs. Benda Ebei’s largest supplier of APIs was Hubei Fourth Ring Pharmaceutical Co., Ltd. In 2008, Benda Ebei’s largest supplier of APIs was Nan Yang Re Gong Co. Ltd and Benda Ebei purchased approximatel $2.9 million worth of Tranexamic Acid from this supplier, equivalent to 28 per cent of Benda Ebei’s raw materials purchases by value。In 2009, Benda Ebei’s largest supplier of APIs was Hubei Sihuan Pharmaceutical Co.,Ltd and Benda Ebei purchased approximately $3.4 million, worth of Tranexamic Acid equivalent to 38 per cent of Benda Ebei’s raw materials purchases by value.

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

Jiangling Benda re-opened on August 10, 2007 and started producing Ribose. In year of 2008, the largest supplier was Hubei Zhijiang Shanyau Chemical Co. Ltd., and approximately $74 K worth of raw materials was purchased from this suppliers, equivalent to 13.16% of total the raw materials purchases by value. In year of 2009, the largest supplier was Xinxiang Weide Chemical Co. Ltd., and approximately $556,000 worth of raw materials was purchased from this suppliers, equivalent to 29% of total the raw materials purchases by value

Yidu Benda Suppliers

Our Yidu Benda plant manufactures bulk chemicals from other bulk chemicals.

Due to an government order issued by the local government on January 10, 2007, our Yidu Benda plant has been shut down since the middle of January 2007 for improvement of our waste water treatment systems. The order requires us to finish the improvement and be compliant by June 30, 2007.

Yidu Benda has completed its upgrading of the waste water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Therefore, there was no supplier incurred in the year of 2008 and 2009.

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

On August 27, 2008, the Group through its subsidiary, SiBiono filed an application to the Guongdong Province Shenzhen City (Middle) Peoples’ Court to demand Zhaozhu Peng to transfer back all the above mentioned patents to SiBiono. This case has been brought to the court twice, and we are still waiting for the judgment.

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

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS

We spent $349,361 and $1,461,951 on direct research and development (“R&D”) efforts in 2009 and 2008 respectively. Rather than spend considerable sums internally on R&D in a market where we cannot easily protect our results of development, we prefer to leverage our management team’s extensive industrial network and knowledge in finding new drugs and treatments that may be potentially very successful but which have not yet been brought to market. We carefully evaluate each of these drugs before making a purchase decision. We believe each of our new products will enjoy considerable success in the market.

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

In connection with the Equity Transfer Agreements, we entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”) for financial consultancy services rendered by Super Pioneer. Pursuant to the Financial Consultancy Agreement, we agreed to issue 2,100,000 shares of our common stock to Super Pioneer within three months from the date of the agreement. Super Pioneer agreed to lock up the shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Super Pioneer shall have the option to require us to redeem 1,960,000 shares of the stock owned by Super Pioneer at a price of $3.6 per share. Such option expired within one month from the last date of the three month period. The redemption requests were made to the Company in January 2008 and the company has already obtained oral consent from Super Pioneer that the payment would be deferred to the year of 2010.

On June 11, 2007, Benda Ebei entered into Equity Transfer Agreements with Yaojin Wang and Huimin Zhang, shareholders of SiBiono, for the purchase of an additional 2.56% of the shares of SiBiono’s common stock for total consideration of RMB2,560,000 due and payable on or before June 30, 2007. Accordingly, Benda Ebei holds a total of 60.13% of the shares of SiBiono’s common stock.

In connection with the Equity Transfer Agreements, we entered into Technical Consultancy Agreements with Yaojin Wang and Huimin Zhang for technical consultancy services rendered by Yaojin Wang and Huimin Zhang. Pursuant to the Technical Consultancy Agreements, we agreed to issue 33,585 shares of our common stock to Yaojin Wang and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreement. Yaojin Wang and Huimin Zhang agreed to lock up their shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.6 per share and we are not listed in the capital market of NASDAQ or AMEX, Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.6 per share. Such option expired within one month from the last date of the three month period. The redemption requests were made to the Company in January 2008 and the company has already obtained oral consent from Wang and Zhang that the payment would be deferred to the year of 2010.

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

On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA. On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008. On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis. It further required SiBiono to strictly follow the requirements of GMP to organize trial production and follow the procedures to apply for GMP Certificate verification. On July 14, 2009, SiBiono obtained the final approved GMP Certificate, in order words, the SFDA allows SiBiono to resume its production and sales.

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

As of December 31, 2009, Benda Ebei and Jiangling Benda deposited an amount of $4,409,334 in Shanghai Pudong Development Bank as deposit for the issuance of commercial bank notes. Such deposits will be released when the commercial bank notes are cleared. As of December 31, 2009, the balance of the commercial bank notes payable was $8,160,503. Thus the net commercial bank notes payable was $3,751,169 as of December 31, 2009.

On January 21, 2008, Benda Ebei entered into a supplementary agreement with Shanghai Pudong Development Bank, to supplement the commercial bank note issuance agreement dated on August 14, 2007. According to this supplementary agreement, the credit facility is further secured by the buildings, machinery and equipment of Jiangling Benda. As of December 31, 2009, the net book value of secured property and equipment was approximately Rmb121 million (or $17.7 million) in total.

EMPLOYEES

As of December 31, 2009, we had approximately 400 full-time employees, including 48 sales people, 19 technology and R&D staff, and 333 production staff and no part-time employees. Among our current employees are two Ph.D.s and 17 holders of master’s degrees. All executives have received master-degree level executive training and all members of our staff have undertaken GMP training.

We have a sales office in each of three cities that promote our branded medicines. As of December 31, 2009, approximately 18 people in our Central China Sales Office were located in Wuhan, and 16 people were in our Southern China Sales Office located in Shenzhen.

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

In connection with the Equity Transfer Agreements, we entered into a Financial Consultancy Agreement on April 5, 2007 with Super Pioneer for financial consultancy services rendered by Super Pioneer, and Technical Consultancy Agreements on June 11, 2007 with Yaojin Wang and Huimin Zhang for technical consultancy services rendered. Pursuant to these Agreements, we agreed to issue 2,100,000 shares of our common stock to Super Pioneer, 33,585 shares of our common stock to Yaojin Wang, and 55,975 shares of our common stock to Huimin Zhang within three months from the date of the agreements. The parties to the agreements agreed to lock up the shares for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”). Within three months from the Lock-up Period, in the event that the public trading price of our shares did not reach $3.60 per share and we are not listed in the capital market of NASDAQ or AMEX, Super Pioneer shall have the option to require us to redeem 1,960,000 shares of the stock owned by Super Pioneer and Yaojin Wang and Huimin Zhang shall have the option to require us to redeem the shares of the stock owned by Yaojin Wang and Huimin Zhang at a price of $3.60 per share. Such option shall expire within one month from the last date of the three month period. Therefore, as of July 5, 2008, we may be required to redeem 1,960,000 shares of common stock held by Super Pioneer at a price of $3.60 per share for a total of $7,560,000. As of September 11, 2008, we may be required to redeem the 33,585 shares of our common stock held by Yaojin Wang at $3.60 per share for a total of $120,906 and the 55,975 shares held by Huimin Zhang at $3.60 per share for a total of $201,510. According to the signed agreements, the redemption would have been required to be performed in September 2008. The redemption requests were made to the Company in January 2008 and the company has already obtained oral consent from Super Pioneer, Wang and Zhang that the payment would be deferred to the year of 2010.

 As of May 17, 2010, the last closing bid price of our common stock was $.04. If we would be required to make payment for the shares of our common stock a price of $3.60 per share, we will not have these funds to devote to our operations and could have a negative impact on our profitability.

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

If Jiangling Benda and Yidu Benda could not have any beneficial tax exemption, the tax contingency, at full rate 25%, would be as follows:

a)	For the year of 2009: Jiangling Benda: Nil; Yidu Benda: Nil;

b)	For the year of 2008: Jiangling Benda: Nil; Yidu Benda: Nil.

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

Mr. Yiqing Wan, our Chairman and Chief Executive Officer, and Ms. Wei Xu, our Vice President of Operations, each have a 50% equity ownership in XIA Pharmaceutical Inc. Through their joint ownership in XIA Pharmaceutical, Inc., Mr. Wan and Ms. Xu currently share voting power equal to approximately 42.50% of our voting securities. When combined with the common stock ownership of our other officers and directors, management has combined voting power in our Company equal to approximately 42.50% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We will not be subject to these requirements for the fiscal year ended December 31, 2009.

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

Yidu Benda has completed its upgrading of the waste water system and passed the government’s verification and testing of equipments in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. The management could not estimate the exact timing for obtaining the final approval on the actual production process

Gene therapy – SiBiono Plant
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

ITEM 3. LEGAL PROCEEDINGS.

1.
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

2.
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

From 1999 to 2007, SiBiono successfully obtained various technology funds from various government technology agencies to support the further research and development activities of Gendicine. Due to this significant funding obtained by SiBiono, Sibiono developed five additional patents which are summarized as follows:

		Countries /		Application	Publication	Approved Patent	Name of Patent	Name of	Patent
Item	Patent name	Date		Number (1)	Number (2)	Number (3)	Inventor (6)	Applicant (6)	Assignees
1	A new method for manufacturing recombinant adenovirus
	A	China		98123346.5	CN1228474A	ZL98123346.5	Peng	Peng	SiBiono
		Date		1998/12/14	1999/9/15	2002/7/3
2	A recombinant constructed by a virus vector and a
	human tumor suppressor gene and its use
	A	China		02115228.4	CN1401778A	ZL02115228.4	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date		2002/5/8	2003/3/12	2004/11/24
	B	PCT	(4)	5	WO2004/078987A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date		2004/3/8	2004/9/16	N/A
3	Recombinant gene medicine of adenovirus vector and
	and gene p54 for treating proloferative diseases
	A	China		03125129.3	CN1471977A	ZL03125129.3	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date		2003/5/10	2004/2/4	2007/7/25
	B	PCT	(4)	8	WO2004/104204A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date		2004/5/9	2004/12/2	N/A
4	The application of recombinant adenoviral p53
	as cancer vaccine (tentative title)
	A	China		200510002779.1	CN1679641A	ZL200510002779.1	Peng / Zhang	Peng / Zhang	Peng / Zhang
		Date		2005/1/26	2005/10/12	2007/8/29
	B	PCT	(4)	1	WO2006/079244A1	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date		2005/1/26	2006/8/3	N/A
	C	US	(5)	11/075035	2005/0281785A1	Not Approved	Peng / Zhang	Unidentified Yet	N/A
		Date		2005/3/7	2005/12/22	N/A
5	Human Embryonic Kidney (HEK) sub-clone cell line
	A	China		03126889.7	CN1513985A	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date		2003/6/13	2004/7/21	N/A
	B	PCT	(4)	7	WO2004/111239	Not Approved	Peng / Zhang	Peng / Zhang	N/A
		Date		2004/5/9	2004/12/23	N/A
6	The complex of polypeptide liposome and human VGEF
	gene, and its use and human VGEF gene, and its use
	A	China		02134321.7	CN1389269A	Not Approved	Peng / Zhang / Zhu	Peng / Zhang / Zhu	N/A
		Date		2002/7/4	2003/1/8	N/A
Note:
(1)	Application number is obtained when application is submitted;
(2)	Publication number is obtained after the first phase examination;
(3)	Approved patent number is obtained after the final examination;
(4)	PCT is referred to an International Patent Organization in Paris;
(5)	US is referred to the application is made in United States of America alone;
(6)	Peng is referred to Zhaohui Peng; Zhang is referred to Xiaozhi Zhang; Zhu is referred to Jinya Zhu.

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

3.
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

On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note.  On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009.  The Company was notified on June 15, 2009, that on May 11, 2009 Pope filed a motion for summary judgment in lieu of a complaint against us pursuant to CPLR § 3213 (the “Motion”) with the Supreme Court of the State of New York (the “Court”), alleging that the Company has been delinquent on the payment of an aggregate sum of $5,520,000 and accrued interest and costs arising from the Note that the Company issued to Pope in April 2007.  Pursuant to the motion, the Plaintiffs requested that the Court enter summary judgment in favor of Plaintiff in the amount of $5,994,617.53 constituting principal and interest, plus costs.

On June 23, 2009, the Company filed an Affidavit in Opposition to Motion for Summary Judgment in Lieu of Complaint with the Court requesting that Plaintiff’s Motion be denied. On October 14, 2009, this motion was denied, and the court entered a judgment in favor of Pope in the amount of $5,520,000 plus interest.

On July 30, 2009, the Company received a Notice of Default from three additional investors in the April 2007 private placement offering holding Notes totaling $90,000.

4.
On December 30, 2009, the Company was served with a Summons and Complaint filed by Pope Investments, LLC (“Pope”) in the Court of Chancery of the State of Delaware (the “Court”) against the Company and our officers and directors.  Pope filed the Summons and Complaint as a judgment creditor and as a shareholder of the Company.  Pope alleges that the assets and profits of our subsidiary company have been wrongfully diverted by our officers and directors and requests the appointment of a receiver to liquidate and wind down the business affairs of the Company.  In connection with the filing of the Summons and Complaint, Pope has also filed a motion for a Preliminary Injunction Motion seeking to enjoin the Company and our officers and directors from taking any further actions to divert the corporate assets and profits of our subsidiary company and for expedited discovery proceedings.  Pope further requests the imposition of a constructive trust, an accounting, damages for an alleged breach of fiduciary duty by the Company’s officers and directors, and attorney fees.

A hearing on the application of Pope Investments, LLC ("Pope") seeking the appointment of a receiver was held on March 29, 2010. The parties filed post-trial briefs on April 7, 2010. As of this date (May 12, 2010), the Court has not yet ruled on Pope's application. Since the hearing, the remaining defendants, including the Benda directors and officers named as defendants, have filed a motion to dismiss Pope's complaint against them. No date has yet been set for Pope's response to the motion or the parties' arguments to the Court on the motion.

Except as disclosed above, we are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. (REMOVED AND RESERVED)

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

On September 16, 2005, our common stock commenced quotation on the Over-the-Counter Bulletin Board (“OTCBB”). Our common stock, having $.001 par value per share ("Common Stock"), is traded on the otcbb under the symbol "BPMA". As of May 13, 2010, there were approximately 807 holders of record of our common stock.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2009	$.09	$.03
September 30, 2009	$.04	$.01
June 30, 2009	$.05	$.01
March 31, 2009	$.09	$.02
December 31, 2008	$.19	$.04
September 30, 2008	$.26	$.13
June 30, 2008	$.34	$.25
March 31, 2008	$.77	$.30
December 31, 2007	$2.69	$.65
September 30, 2007	$2.60	$1.90
June 30, 2007	$3.00	$1.15
March 31, 2007	$1.65	$.85
December 29, 2006	$1.05	$.76
September 30, 2006	$.55	$.40
June 30, 2006	$.55	$.40
March 31, 2006	$.75	$.40

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

Recent Sales of Unregistered Securities

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

Revenue Recognition
Among the most important accounting policies affecting the Group’s consolidated financial statements is its policy of recognizing revenue. Under this policy, all of the following criteria must be met in order for us to recognize revenue:
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

As of December 31, 2009 and 2008, the Group provided a $5,502,311 and $3,788,102, respectively for the allowance of doubtful accounts against trade receivables. Management's estimate of the appropriate allowance on those accounts receivable for the reporting periods was based on the aged nature of these accounts. In making its judgment, management assessed its customers' ability to continue to pay their outstanding invoices and the collectibility of those accounts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

Inventories, which are primarily comprised of raw materials, packaging materials, and finished goods, are stated at the lower of weighted average cost or net realizable value. Cost being determined on the basis of a moving average. The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

For the year ended December 31, 2009 and 2008, the Group provided a reserve against its obsolete, slow-moving or non-salable inventory amounting to $9,262 and $244,915, respectively.

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

Operational Results

Year ended December 31, 2009 Compared to Year ended December 31, 2008

The following table provides key components of our operational results for the year ended December 31, 2009 and 2008 for Benda Pharmaceutical, Inc.

	YEAR ENDED DECEMBER 31,
		(Restated)
	2009	2008

Revenue	$21,990,915	$25,041,986
Cost of goods sold	(13,720,676)	(15,740,107)
Gross profit	8,270,239	9,301,879

Selling expenses	2,378,852	2,708,968

General and administrative expenses
Bad debts	1,424,072	2,730,434
Depreciation and amortization expense	1,273,051	837,440
Goodwill impairment	-	4,141,109
Inventory wirtten down to net realizable value	-	392,535
Other general and administrative expenses	3,224,561	4,189,341
Research and development expenses	349,361	1,461,951
Total operating expenses	8,649,897	16,461,778
Operating loss	(379,658)	(7,159,899)

Other income (expenses)
Rental income	241,005	-
Government subsidies / grants (Note 13)	454,491	-
Interest income	129,513	133,251
Interest expense	(2,298,411)	(5,359,788)
Other expenses	(14,833)	(1,311,140)

Loss before income taxes	(1,867,893)	(13,697,576)
Income taxes (Note 18)	818,289	776,295

Net Loss	(2,686,182)	(14,473,871)

Less: Net loss attributable to the noncontrolling interests	(748,712)	(2,993,073)
Net loss attributable to Benda Pharmaceutical, Inc.	$(1,937,470)	$(11,480,798)

Other Comprehensive Loss
Foreign currency translation (loss) gain	(120,157)	3,460,265
Comprehensive Loss	(2,806,339)	(11,013,606)
Comprehensive loss attributable to the noncontrolling interest	(764,484)	(2,344,747)
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(2,041,855)	$(8,668,859)

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

Net revenue decreased by $3.05 million (or 12.18%) to $21.99 million for the year ended December 31, 2009 from $25.04 million for the year ended December 31, 2008. Decrease in revenue is principally attributed by the following factors:

1.
One of the Benda’s subsidiaries, Benda Ebei’s net revenue decreased $4.24 million (or 19.25%) to $17.78 million for the year ended December 31, 2009 from $22.02 million for the year ended December 31, 2008. It was mainly due to the keen competition in generic medicine and overall economic downturn.

2.	One of the Benda’s subsidiaries, Jiangling Benda which resumed its production in October 2007 and achieved $1.61 million and $0.69 million for the year ended December 31, 2009 and 2008, respectively.

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

3.
One of the Benda’s subsidiaries, Yidu Benda ceased operation due to the fact that the plant was closed since mid January of 2007 to upgrade its waste water treatment system to comply with new environmental standards enforced by PRC local government.

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

5.
One of the Benda’s subsidiaries, SiBiono, acquired and effective since April 1, 2007, net revenue increased $0.26 million (or 11%) to $2.59 million for the year ended December 31, 2009 from $2.33 million for the year ended December 31, 2008.

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

Cost of Goods Sold
Cost of goods sold decreased $2.02 million (or 12.83%) to $13.72 million for the year ended December 31, 2009 from $15.74 million for the year ended December 31, 2008 primarily due to the decreased in the sales volume in Benda Ebei.

Gross Profit
Gross profit decreased $1.03 million (or 11.09%) to $8.27 million for the year ended December 31, 2009 from $9.30 million for the year ended December 31, 2008, which was mainly because of the decrease in the products market price due to the overall economic downturn.

Selling Expenses:
Selling expenses slightly decreased $0.33 million (or 12.19%) to $2.38 million for the year ended December 31, 2009 from $2.71 million for the year ended December 31, 2008, primarily due to the management performed cost control in the reporting period.

General and Administrative Expenses:
General and administrative decreased $7.48 million (or 54.40%) to $6.27 million for the year ended December 31, 2009 from $13.75 million for the year ended December 31, 2008, primarily due to no goodwill impairment, less bad debt expense, inventory impairment and R&D expense incurred in 2009.

Operating Loss:
The Company resulted an operating loss $0.38 million for the year ended December 31, 2009, while the operating loss from comparative period for 2008 was $7.16 million.

Interest Expenses:
Interest expense was $2.30 million and $5.36 million for the year ended December 31, 2009 and 2008 respectively. The main component of it was the financing cost associated with the issuance of convertible promissory note.

Other Income / (Expenses)
The net other income (expense) was 0.01 million and 1.31 million for the year ended December 31, 2009 and 2008 respectively. The expense incurred in 2008 was due to $1.1 million Registration Delay Penalty and $0.27 million expense by the issuance of 523,438 shares of common stock for the make good agreement. There was no such expense incurred for the year ended December 31, 2009.

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes were made for the year ended December 31, 2009 and 2008 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes were made for the year ended December 31, 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

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

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to a 50% reduction in income taxes,  whereas the full income tax rate is 33%. The remaining tax holidays was expired in 2009.

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

Benda Ebei recorded $872,643 and $1,109,249 income tax for the year ended December 31, 2009 and 2008 respectively.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $0.29 million for the year ended December 31, 2009, while for the year ended December 31, 2008 was $0.83 million.

a)	Non-cash operating activities, reconciliation items to the net income
For the year ended December 31, 2008, an amount about $13.68 million non-cash operating activities was reconciled back to the net income and which mainly included amortization of debt discount and debt issue cost, penalty payment made in form of share issuance, bad debt provision, amortization of intangible assets, goodwill impairment, and depreciation.

However, for the year ended December 31, 2009, about $4.87 million of non-cash operating activities was reconciled back to the net income and summarized as follows:
1.	$0.92 million that incurred as interest expenses related to the amortization of discount on long-term debt and issuance cost associated with the warrants and the beneficial conversion features; and
2.	Other factors: $1.42 million incurred on bad debt provision; $2.19 million incurred on depreciation; and $0.71 million incurred on amortization of intangible assets.

b)	Trade receivables
The net amount of trade receivable increased by $3.08 million for the year ended December 31, 2009. The management also noticed that the net balance of the trade receivable, as of December 31, 2009, was a significant asset to the company. However,  management believes that the above situation is temporarily due to the following reasons:

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

For the year ended December 31, 2009 and 2008, the amounts provided by (used in) investing activities were $0.13 million and ($4.57) million respectively. It was mainly because higher capital expenditure in 2008 and release of restricted cash in 2009.

Financing cash outflow was $0.22 million for the reporting period year ended December 31, 2009, while the financing cash inflow was $3.6 million for the reporting period year ended December 31, 2008.  The major component of it was a net amount $4.3 million borrowed from the commercial banks during the year ended December 31, 2008.

ITEM 8.  FINANCIAL STATEMENTS

The following financial statements required by this item are filed herewith following the signature page to this report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2010, Benda Pharmaceutical, Inc. (the “Company”) was notified Kempisty & Company Certified Public Accountants, P.C., the Company’s independent registered public accounting firm (“K&Co”), intended to cease auditing services for public companies and that certain employees of Kempisty would be providing services for MaloneBailey, LLP (“MB”).  On March 1, 2010, K&Co resigned as the independent registered public accounting firm of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, MB was engaged as the Company’s independent registered public accounting firm.

K&Co performed audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2008. K&Co’s report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2009 and December 31, 2008 and the subsequent interim period up through the March 1, 2010, there were no (i) disagreements between the Company and K&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused K&Co to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K.

On March 1, 2010, the Company furnished K&Co with a copy of this report prior to filing with the Securities and Exchange Commission (“SEC”) and requested that K&Co furnish it with a letter addressed to the SEC stating whether or not it agreed with the statements made by the Company in this report insofar as they relate to K&Co’s audit services and engagement as the Company’s independent registered public accounting firm.  K& Co has furnished a letter addressed to the SEC dated March 1, 2010, a copy of which is attached hereto as Exhibit 16.

As noted above, on March 1, 2010, the Company engaged the services of MB as the independent registered public accounting firm of the Company.  During the fiscal years ended December 31, 2009 and 2008 and from December 31, 2009 through the engagement of MB as the Company’s independent registered public accounting firm, neither the Company nor anyone on its behalf consulted MB with respect to any accounting or auditing issues involving the Company.  In particular, there was no discussion with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with K&Co, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we determined that control deficiencies existed that constituted material weaknesses, as described below.

1.There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

2.Significant errors were found in our prior years accounting treatments that require restatements of our prior years filed financial statements.

3.There is personal loan to executives which is a violation of Section 402 of the Sarbanes-Oxley Act of 2002

Management is currently evaluating remediation plans for the above control deficiencies. Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Controls
During the quarter ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Name	Age	Position	Date of Appointment
Yiqing Wan	46	Chief Executive Officer, Chief Financial Officer and Chairman	November 10, 2006

Wei Xu	45	Vice President of Operations	November 15, 2006

Jun Tang	42	Director	April 25, 2008

Hui Long	47	Vice President of Technology	November 15, 2006

Jingbo Wu	46	Vice President	November 15, 2006

Dr. Q.Y. Ma	51	Chairman of Compensation Committee and Director	March 20, 2007

Business Experience Descriptions:

Mr. Yiqing Wan, Chairman, and Chief Executive Officer and Chief Financial Officer

Mr. Wan was appointed as Chairman and Chief Executive Officer on November 10, 2006. Mr Wan was appointed as the Chief Financial Officer in September 2009 upon Eric Yu’s resignation from the position. Mr. Wan founded Benda Ebei in April 2001and has served as its president and general manager overseeing the day to day operations of the Company since such time. Before founding Benda Ebei, Mr. Wan was Chairman of Zhanjiang Jinhui Pharmaceutical Corp. (from 1995 to 1998), Chairman of Shandong Jinhai Real Estate Development Co. (from 1992 to 1995), Manager of Hainan Pharmaceutical Co. Ltd Guangzhou Division (from 1990 to 1992), and Director of Yichang No.4 Drug Plant (from 1982 to 1990). Mr. Wan has held a range of operational and executive positions in a number of pharmaceutical enterprises for more than two decades and has developed significant management experience in production planning and implementation and in product marketing. Mr. Wan earned B.S. degree in Biological Engineering from Sanxia University in 1982.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid over the past three fiscal years with respect to: (i) the Company’s President as of the end of the 2009, 2008 and 2007 fiscal year; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2009, 2008 and 2007 fiscal year whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yiqing Wan, CEO and President	2009	160,000							160,000
	2008	$160,000							$160,000
	2007	$160,000	—	—	—	—	—	—	$160,000
Wei Xu, Vice President	2009	100,000							100,000
	2008	$100,000							$100,000
	2007	$100,000	—	—	—	—	—	—	$100,000
Hui Long, Vice President	2009	17,580							17,580
	2008	$6,170							$6,170
	2007	$6,170	—	—	—	—	—	—	$6,170
Daping Gu, Vice President	2009	17,580							17,580
	2008	$6,000							$6,000
	2007	$6,000	—	—	—	—	—	—	$6,000
Jingbo Wu, Vice President	2009	17,580							17,580
	2008	$6,000							$6,000
	2007	$6,000	—	—	—	—	—	—	$6,000
Eric Yu, CFO*	2009	12,631							12,631
	2008	$100,000							$100,000
	2007	$89,000	—	—	—	—	—	—	$89,000

*Eric Yu resigned from his position of Director and CFO in September 2009.

No stock options were granted or exercised by any executive officer during the fiscal year ended December 31, 2009.

For the year ended December 31, 2009, we paid $90,000 as the director remuneration to our independent directors.

We have entered into a five year employment contract with Mr. Wan and three year contracts with Ms. Xu and Mr. Long. Pursuant to the Employment Agreements entered into with the executive officers, starting from January 1, 2007, the compensation of CEO, CFO and Vice President, Wei Xu would be as follows:

1.	CEO, CFO, Yiqing Wan’s yearly salary would be $160,000;

2.	Vice President, Wei Xu’s salary would be $100,000.

3.	The other Vice Presidents’ yearly salary would remain the same as the fiscal year of 2006.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2009 with respect to the beneficial ownership of the outstanding shares of the Company’s capital stock by (i) each person known by the Company who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Company; and (iii) all the aforementioned officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of May 13, 2010 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership (4)
XIA Pharmaceutical Inc. (1)	44,687,136	(2)	42.50%
Hui Long (1)	0		0.00%
Yiqing Wan (1)	44,687,136	(2)	42.50%
Wei Xu (1)	44,687,136	(2)	42.50%
Dr. Q.Y. Ma (1)	0		0.00%
Daping Gu (1)	0		0.00%
Ruilu Song (1)	0		0.00%
Jingbo Wu (1)	0		0.00%
Pope Investments, LLC (3) 5100 Poplar Ave., Suite 805 Memphis, TN 38137	54,108,458		39.52%
All Executive Officers and Directors as a group (7 persons)	44,687,136		42.50%

(1)	Address is c/o Room 13, Floor 25, Sunny New World Tower, No. 231 Xin Hua Road, Jianghan District, Wuhan, Hubei, PRC.

(2)	Yiqing Wan and Wei Xu each have a 50% equity ownership in XIA Pharmaceutical Inc. They are both our executive officers and Yiqing Wan is a director. In addition, they are husband and wife.

(3)
William P. Wells is the manager of Pope Investments, LLC (“Pope”) and exercises sole voting and investment control over such shares. In addition to the 22,337,998 shares of common stock, Pope also holds warrants for the right to purchase a total of 21,818,452 additional shares, and a Convertible Promissory Note convertible into 9,952,008 additional shares.

(4)
Applicable percentage of ownership is based on 105,155,355 shares of common stock outstanding as of May 13, 2010 together with securities exercisable or convertible into shares of common stock within sixty (60) days of May 13, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of May 13, 20109 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Described below are certain transactions or series of transactions since inception between Benda and our subsidiaries and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $120,000 other than compensation arrangements that are otherwise required to be described under "Executive Compensation."

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

In connection with the Purchase Agreement, we paid Norwood approximately $18,936 for consulting services rendered by it to Applied Spectrum.

Related Party Transactions a nd Long Term Loan Receivable

Due from related parties at December 31, 2009 and 2008 were comprised as follows:

			December 31,	December 31,
		Relationship	2009	2008
Current
Qin Yu		Vice president
	Due to SiBiono		$2,024	$4,314
Xiaoji Zhang		Minority shareholder
	Due to SiBiono		5,423	5,439
Hua Xu		General Manager's Sister
	Due to SiBiono		22,726	-
Rong He		Manager
	Due to SiBiono		688	1,247

			$30,861	$11,000

Non current
Yiqing Wan		CEO & Director
	Due to Ever Leader		$646,586	$650,790
	Due to Benda Ebei		520,712	439,719
Hubei Benda Science and Technology Co. Ltd		Controlled by CEO
	Due to Yidu Benda		1,602,950	1,607,173
	Due to Ever Leader		230,216	231,713
Feng Wang		Minority shareholder
	Due to Beijing Shusai		32,262	32,348
			$3,032,726	$2,961,743

The balance owned by the CEO & Director, and the Company under his control, totaled $3,000,464 and $2,929,395 as of December 31, 2009 and 2008, respectively. This is a violation of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits on personal loans to executives.

Due to related parties at December 31, 2009 and 2008 were comprised as follows:

			December 31,	December 31,
		Relationship	2009	2008
Current
Wei Xu		VP, CEO's Spouse & Director
	Due to SiBiono		$234,569	$188,065
	Due from Ever Leader		1,356,172	968,000
	Due from Benda		36,184	-
Hubei Benda Science and Technology Co. Ltd		Controlled by CEO
	Due from Benda Ebei		28,528	-
	Due from Jiangliang Benda		793,864	-
	Due from Beijing Shusai		14,111	-
SiBiono Zhongjia Gene Tech (SZ) Co., Ltd.		Associate company
	Due from SiBiono		103,948	-
Yiqing, Wan		CEO & Director
	Due from SiBiono		224,071	237,780
Hua Xu		General Manager's Sister
	Due from SiBiono		-	25,523
Hua Shen		Vice president
	Due from SiBiono		-	33,253
Dongyi Tien		Manager
	Due from SiBiono		-	364
Pong Tsaiohuei		Minority shareholder
	Due from SiBiono		-	4,818
			$2,791,447	$1,457,803

Non current
Hubei Benda Science and Technology Co. Ltd		Controlled by CEO
	Due from Benda Ebei		$-	$28,602
	Due from Jiangliang Benda		-	811,073
	Due from Beijing Shusai		-	14,262
Wei Xu		VP, CEO's Spouse & Director
	Due from Benda Ebei		23,894	48,922
	Due from Beijing Shusai		65,339	65,691
Yiqing, Wan		CEO & Director
	Due from Yidu Benda		559	560
Hui Xu		Manager
	Due from Benda Ebei		28,410	28,483
			$118,202	$997,593

Except for the loans from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures within six months, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes, among which the current portion does not have definitive terms and for those portions which are long-term debts in nature, they are expected to be repaid by the Company in over 12-month period.

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

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)AUDIT FEES

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K (17 CFR 249.308a) or 10-Q (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $220,000 to MB and $125,000 to K&Co for the fiscal year ended December 31, 2009 and $420,734 to K&Co for the fiscal year ended December 31, 2008.

(2)AUDIT-RELATED FEES

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)TAX FEES

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

ITEM 15.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
(a)Exhibits.

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

BENDA PHARMACEUTICAL, INC.

Date: May __, 2010	By:	/s/ Yiqing Wan
Yiqing Wan Chief Executive Officer, Chief Financial Officer, President, and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 1, 2008.

Name	Title	Date

/s/ Yiqing Wan	Chief Executive Officer and	May __,2010
Yiqing Wan	President / Director

/s/ Jun Tang	Director	May __,2010
Jun Tang

/s/ Dr. Q.Y. Ma	Director	May __,2010
Dr. Q.Y. Ma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Benda Pharmaceutical, Inc.
Wuhan, Hubei Province, PRC

We have audited the accompanying consolidated balance sheet of Benda Pharmaceutical, Inc. (the “Company”) as of December 31, 2009 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred  losses for the year ended December 31, 2009 and had a working capital deficiency at December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

May 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Benda Pharmaceutical, Inc.
Wuhan, Hubei Province, PRC

We have audited the condensed Parent Only balance sheet of Benda Pharmaceutical, Inc. (the “Company”) as of December 31, 2009 and the related condensed Parent Only statements of income and cash flows for the year then ended included in Footnote 24 to the Consolidated Financial Statements of Benda Pharmaceutical, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the year ended December 31, 2009 and had a working capital deficiency at December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

May 17, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Benda Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of Benda Pharmaceutical, Inc. and subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. and subsidiaries at December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

As discussed in Note 25 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2008 and the related statements of operations, cash flows and stockholders' deficit for the year then ended have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the year ended December 31, 2008 and had a working capital deficiency at December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 17, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Benda Pharmaceutical, Inc.

We have audited the condensed Parent Only balance sheet of Benda Pharmaceutical, Inc. as of December 31, 2008 and the related condensed Parent Only statements of operations and cash flows for the year then ended included in Footnote 24 to the Consolidated Financial Statements of Benda Pharmaceutical, Inc.  These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of Benda Pharmaceutical, Inc. at December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the year ended December 31, 2008 and had a working capital deficiency at December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
May 17, 2010

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets

		(Restated)
	December 31	December 31
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$191,095	$584,266
Trade receivables, net (Note 5)	12,405,018	9,328,914
Advance for inventory purchase	2,110,857	230,888
Notes receivable	81,426	154,691
Inventories (Note 6)	2,038,987	2,344,561
Due from related parties, short term (Note 14)	30,861	11,000
Prepaid expenses and other current assets	1,720,237	508,854
Total current assets	18,578,481	13,163,174

Due from related parties, long term (Note 14)	3,032,726	2,961,743
Property and equipment, net (Note 7)	28,658,131	28,907,035
Intangible assets, net (Note 8)	6,629,501	7,369,482
Debt issuance costs (Note 19)	-	55,485
Restricted cash (Note 10)	4,409,334	5,162,184
Other assets (Note 11)	2,285,581	2,291,602
Total Assets	$63,593,754	$59,910,705

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable	902,079	605,317
Customer deposit	1,507,147	1,056
Other payable	4,569,503	2,232,874
Accrued liabilities	6,175,538	3,940,480
Convertible notes (Note 19)	7,260,000	6,395,951
Short-term debt (Note 12)	11,576,121	12,281,729
Accrued VAT and other taxes	795,013	954,509
Acquisition price payable (Note 1)	1,422,743	1,426,491
Wages payable	1,187,075	1,020,474
Due to related parties, short term (Note 14)	2,791,447	1,457,803
Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 15)	7,376,366	7,376,366
Total current liabilities	45,563,032	37,693,050

Government grant payable (Note 13)	1,789,439	2,234,210
Due to related parties, long-term (Note 14)	118,202	997,593
Deferred income tax liability	778,026	834,458
Total liabilities	48,248,699	41,759,311

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
105,155,355 shares issued and outstanding	105,155	105,155
Additional paid in capital	22,108,427	22,108,427
Statutory surplus reserve fund (Note 16)	2,642,775	2,642,775
Accumulated deficit	(17,481,559)	(15,544,089)
Accumulative other comprehensive income	6,268,111	6,372,496
Shares issuable for services	503,860	503,860
Total Benda Pharmaceutical, Inc.'s Shareholders' Equity	14,146,769	16,188,624
Noncontrolling Interest	1,198,286	1,962,770
Total Shareholders' Equity	15,345,055	18,151,394
Total Liabilities & Shareholders' Equity	$63,593,754	$59,910,705

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31,
		(Restated)
	2009	2008

Revenue	$21,990,915	$25,041,986
Cost of goods sold	(13,720,676)	(15,740,107)
Gross profit	8,270,239	9,301,879

Selling expenses	2,378,852	2,708,968

General and administrative expenses
Bad debts	1,424,072	2,730,434
Depreciation and amortization expense	1,273,051	837,440
Goodwill impairment	-	4,141,109
Inventory wirtten down to net realizable value	-	392,535
Other general and administrative expenses	3,224,561	4,189,341
Research and development expenses	349,361	1,461,951
Total operating expenses	8,649,897	16,461,778
Operating loss	(379,658)	(7,159,899)

Other income (expenses)
Rental income	241,005	-
Government subsidies / grants (Note 13)	454,491	-
Interest income	129,513	133,251
Interest expense	(2,298,411)	(5,359,788)
Other expenses (Note 17)	(14,833)	(1,311,140)
Loss before income taxes	(1,867,893)	(13,697,576)
Income taxes (Note 18)	818,289	776,295

Net Loss	(2,686,182)	(14,473,871)

Less: Net loss attributable to the noncontrolling interests	(748,712)	(2,993,073)
Net loss attributable to Benda Pharmaceutical, Inc.	$(1,937,470)	$(11,480,798)

Other Comprehensive Loss
Foreign currency translation (loss) gain	(120,157)	3,460,265
Comprehensive Loss	(2,806,339)	(11,013,606)
Comprehensive loss attributable to the noncontrolling interest	(764,484)	(2,344,747)
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(2,041,855)	$(8,668,859)

Net loss per share - basic and diluted
Net loss attributable to Benda Pharmaceutical, Inc.	$(0.03)	$(0.14)

Weighted average shares outstanding - basic and diluted	105,155,355	101,965,464

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Changes in Shareholders' Equity

				Statutory		Accumulated
			Additional	Surplus		Other	Shares Issuable	Non-	Total
	Common Stock		Paid-in	Reserve	Retained	Comprehensive	for	Controlling	Shareholder's
	Shares	Amount	Capital	Fund	Deficit	Income	Services	Interest	Equity

Balance at December 31, 2007 (Restated)	100,170,071	$100,170	$21,547,929	$2,310,681	$(3,731,197)	$3,560,557	$503,860	$4,307,517	$28,599,517

Shares issued in lieu of director renumeration 02/18/08, 110,000 shares @$0.69 each	110,000	110	75,790	-	-	-	-	-	75,900

Shares issued in lieu of penalty for late filing on SB-2 on March 15, 2008. 03/15/08, 523,438 shares @ $0.440 each (Note 17)	523,438	523	229,789	-	-	-	-	-	230,312

Shares issued for conversion of convertible notes on July 10, 2008. 07/10/2008, 540,870 shares @$0.554662 each (Note 19)	540,870	541	(8,039)	-	-	-	-	-	(7,498)

Shares issued for "Make good agreeement" 08/25/2008 3,810,976 shares @$0.07 (Note 17)	3,810,976	3,811	262,958	-	-	-	-	-	266,769

Foreign currency translation adjustment	-	-	-	-	-	2,811,939	-	648,326	3,460,265

Net loss for the year ended 12/31/08	-	-	-	-	(11,480,798)	-	-	(2,993,073)	(14,473,871)

Appropriation to statutory reserve	-	-	-	332,094	(332,094)	-	-		-

Balance at December 31, 2008 (Restated)	105,155,355	$105,155	$22,108,427	$2,642,775	$(15,544,089)	$6,372,496	$503,860	$1,962,770	18,151,394

Foreign currency translation adjustment		-	-	-	-	(104,385)	-	(15,772)	(120,157)

Net loss for the year ended 12/31/09		-	-	-	(1,937,470)	-	-	(748,712)	(2,686,182)

Balance at December 31, 2009	105,155,355	$105,155	$22,108,427	$2,642,775	$(17,481,559)	$6,268,111	$503,860	$1,198,286	$15,345,055

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2009	2008
		(Restated)
Cash Flows From Operating Activities
Net loss	$(2,686,182)	$(14,473,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	1,424,072	2,730,434
Inventory written down to net realizable value	-	392,535
Goodwill impairment provision	-	3,635,114
Loss on disposals of fixed assets	43,044	-
Depreciation, including amounts in cost of sales	2,194,394	2,086,178
Amortization of intangible assets	712,369	679,738
Amortization of debt issuance costs	55,485	264,962
Amortization of convertible notes discount	864,049	3,520,876
Capitalized interest relates to construction-in-progress	(364,164)	-
Income tax benefit	(54,354)	(198,730)
Penalty to investors settled by issuance of common stock	-	497,081
Directors remuneration settled by issuance of common stock	-	75,900
Changes in operating assets and liabilities:
Trade receivables	(4,521,677)	(1,593,970)
Advance for inventory purchase	(1,880,576)	676,222
Inventories	299,415	(784,748)
Prepaid expenses and other current assets	(1,212,712)	(609,700)
Accounts payable	298,354	423,265
Customer deposit	1,506,095	(159,762)
Others payable	2,342,495	1,949,869
Accrued expense	1,117,190	23,762
Wages payable	168,053	355,688
Accrued taxes	(156,987)	(324,876)
Government grant payable	(439,830)	-
Net cash used in operating activities	(291,467)	(834,033)

Cash Flows From Investing Activities
Addition of notes receivable	(1,118,610)	(155,044)
Collection of notes receivable	1,191,469	7,208
Restricted cash	739,286	(2,546,930)
Purchases of property and equipment and construction-in-progress	(589,896)	(1,708,213)
Disposal of intangible assets	-	172,548
Advance to related parties	(90,844)	(342,724)
Net cash provided by (used in) investing activities	131,405	(4,573,155)

Cash Flows From Financing Actives
Borrowing (advance) from related party	454,253	(738,222)
Repayments of borrowings under bank loans, net	(673,338)	4,295,967
Net cash provided by (used in) financing activities	(219,085)	3,557,745
Effect of exchange rate changes on cash	(14,024)	699,589
Net decrease in cash and cash equivalents	(393,171)	(1,149,854)

Cash and cash equivalents, beginning of period	584,266	1,734,120

Cash and cash equivalents, end of period	$191,095	$584,266

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$536,106	$984,621
Cash paid for income taxes	$1,118,912	$740,717

Non-Cash Investing Activities
Transfer of construction-in-progress to property and equipment	$2,412,086	$-
Purchase of construction-in-progress on credit	$1,119,428	$-

The accompanying notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

1.	Organization
Benda Pharmaceutical, Inc. (“Benda”) is a corporation organized under Delaware Law and headquartered in Hubei Province, the People’s Republic of China (“PRC”).

Ever Leader Holdings Limited (“Ever Leader”), a wholly owned subsidiary of Benda, is a company incorporated under the laws of Hong Kong SAR.

Ever Leader owns 95% of the issued and outstanding capital of Hubei Tongji Benda Ebei Pharmaceutical Co. Ltd. (“Benda Ebei”), a Sino-Foreign Equity Joint Venture company incorporated under the laws of PRC. Mr. Yiqing Wan owns 5% of the issued and outstanding capital stock of Benda Ebei. Benda Ebei owns: (i) 95% of the issued and outstanding capital stock of Jiangling Benda Pharmaceutical Co. Ltd., (“Jiangling Benda”) a company formed under the laws of PRC; (ii) 95% of the issued and outstanding capital stock of Yidu Benda Chemical Co. Ltd., (“Yidu Benda”) a company incorporated under the laws of PRC; and (iii) 75% of the issued and outstanding capital stock of Beijing Shusai Pharyngitis Research Co. Ltd., (“Beijing Shusai”) a company incorporated under the laws of PRC. Mr. Yiqing Wan owns: (i) 5% of the issued and outstanding capital stock of Jingling Benda; and (ii) 5% of the issued and outstanding capital stock of Yidu Benda. Mr. Feng Wang owns 25% of the issued and outstanding capital stock of Beijing Shusai.

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of RMB 60 million due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreement with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of RMB 2.56 million due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was RMB 62.56 million or $8.58 million. As of December 31, 2009, an accumulated amount, approximately RMB 52. 83 million or $7.16 million was paid leaving a balance of RMB 9.73 million or $1.42 million.

Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and SiBiono shall be referred to herein collectively as the “Company”. The Company is engaged principally in the business of identifying, discovering, developing, and manufacturing conventional medicines, active pharmaceuticals, bulk chemicals (or pharmaceutical immediates), and Traditional Chinese Medicines (“TCM”) for the treatment of some of the most widespread common ailments and diseases (e.g. common cold, diabetes, and cancer).

As of December 31, 2009, the organization and ownership structure of the Company is as follows:

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has recurring losses and has a working capital deficiency at December 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taking to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurance to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Basis of Preparation
The accompanying consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These consolidated financial statements include the accounts of Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and Sibiono for the full year. All significant inter-company balances and transactions have been eliminated in the consolidation.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current year.

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

Fair Value of Financial Instruments
The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

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

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each period.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions, and all highly-liquid investments with original maturities of three months or less at the time of purchase.

Restricted Cash
The restricted cash is recorded as asset when the Company deposits cash in the bank as collateral for note payable, separately from cash and cash equivalents.

Trade receivables
Trade receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. The allowance for losses on trade receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. The allowance for losses is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.

Inventories
Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

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

Intangible Assets
The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights, drug permits and licenses and patents.  Land-use rights are related to land the Company occupies in Hubei and Guangdong Province, PRC and are being amortized on a straight-line basis over a period of 40 to 50 years.  Other intangible assets are being amortized on a straight-line basis over a period of 8 to 10 years.

Impairment of Long-Lived Assets
The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset Company is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset Company’s) fair value.

Revenue Recognition
The Company generates revenue from the sales of conventional medicines, active pharmaceuticals, bulk chemicals (or pharmaceutical immediates), and Traditional Chinese Medicines (“TCM”) for the treatment of some of the most widespread common ailments and diseases. Sales are recognized when the following four revenue criteria are met:
1.	Persuasive evidence of an arrangement exists;
2.	Delivery has occurred or services have been rendered;
3.	The seller's price to the buyer is fixed or determinable; and
4.	Collectability is reasonably assured.
Sales are presented net of Value Added Tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

Research and Development
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company spent $349,361 and $1,461,951 on direct research and development (“R&D”) efforts for the year ended 2009 and 2008, respectively.

Income Taxes
The Company accounts for income taxes in accordance with the accounting standard which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted the accounting standard for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

Comprehensive Income
The Company reports comprehensive income, its components, and accumulated balances in its financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Foreign Currency Translation
The functional currency of the Company is the Renminbi (“RMB”), the PRC’s currency.  The Company maintains its financial statements using the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the net income (loss) for the respective periods.

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

The exchange rates in effect at December 31, 2009 and 2008 were stated as follows: (for RMB 1.00):

	December 31, 2009	December 31, 2008
Fixed rate	$0.1463	$0.1467
Average rate	$0.1466	$0.1442

Loss Per Share
Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company has incurred losses for both periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

Government grants
Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions. Government grants are recognized as other income or gains in the period when received and when government confirms that all attached conditions are met. During the years ended December 31, 2009 and 2008, the Company recognized other income from PRC government of $454,491 and $0 respectively.

Related parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently Issued Accounting Pronouncements
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

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

5.	Trade Receivables

The Company’s trade receivables consist of the following:

	December 31,	December 31,
	2009	2008
Trade receivables, gross	$17,607,329	$13,117,016
Allowance for doubtful accounts	(5,202,311)	(3,788,102)
Trade receivables, net	$12,405,018	$9,328,914

6.	Inventories

The Company’s inventories were comprised as follows:

	December 31,	December 31,
	2009	2008
Raw materials	$489,348	$753,918
Packing materials	290,601	481,724
Other materials / supplies	83,247	88,412
Finished goods	588,604	720,575
Work-in-process	596,449	544,847
Total inventories at cost	2,048,249	2,589,476

Less: Reserves on inventories	(9,262)	(244,915)

Total inventories, net	$2,038,987	$2,344,561

7.	Property and Equipment

The Company’s property and equipment at December 31, 2009 and 2008 was compris ed as follows:

	December 31, 2009	December 31, 2008
Buildings	$14,380,679	$12,183,053
Machinery and equipment	13,982,775	13,943,173
Office equipment	131,930	128,729
Motor vehicles	348,598	349,516
Cost	28,843,982	26,604,471

Less: Accumulated Depreciation

Buildings	$(2,401,030)	$(1,812,814)
Machinery and equipment	(5,331,797)	(3,880,979)
Office equipment	(73,966)	(53,840)
Motor vehicles	(142,688)	(93,248)
Accumulated Depreciation	(7,949,481)	(5,840,881)

Construction in progress	$7,763,630	$8,143,445

Total property and equipment, net	$28,658,131	$28,907,035

As mentioned in Note 12, Benda Ebei entered into a commercial bank note issuance agreement with Shanghai Pudong Development Bank on August 14, 2007 and a supplementary agreement on January 21, 2008.  Under the agreement the credit facility is secured by the buildings, machinery and equipment of Benda Ebei and Jiangling Benda.  Meanwhile Benda Ebei entered into a short-term loan agreement with Guang Shui Rural Credit Union on October 9, 2009, under which the short-term bank loan is secured by the machinery of Benda Ebei. As of December 31, 2009, the net book value of pledged property and equipment was approximately RMB 121 million (or $17.7 million) in total.

The total depreciation expense was $2,194,394 and $2,086,178 for the years ended December 31, 2009 and 2008, respectively, and is broken down as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
Cost of sales	$1,633,712	$1,224,199
Operating expenses	560,682	861,979
Total	$2,194,394	$2,086,178

8.	Intangible Assets

The Company’s intangible assets at December 31, 2009 and 2008 were comprised as follows:

	December 31, 2009	December 31, 2008
Land-use rights	$4,386,064	$4,415,740
Drugs permits and licenses	1,821,435	1,826,234
Technology formulas	43,890	44,006
Patent	3,776,720	3,786,670
Cost	10,028,109	10,072,650

Less: Accumulated Amortization
Land-use rights	$(222,946)	$(179,511)
Drugs permits and licenses	(1,784,671)	(1,606,750)
Technology formulas	(15,544)	(11,185)
Patent	(1,375,447)	(905,722)
Accumulated amortization	(3,398,608)	(2,703,168)
Total intangible assets, net	$6,629,501	$7,369,482

The total amortization expense was $712,369 and $679,738 for the years ended December 31, 2009 and 2008, respectively.

9.	Goodwill

The changes in the carrying amount of goodwill for 2009 and 2008 are summarized below:

	December 31,	December 31,
	2009	2008
Balance, beginning of year	$-	$3,720,247
Impairment	-	(3,635,114)
Translation and other	-	(85,113)
Balance, end of year	-	-

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) in the fourth quarter of each year, unless an event occurs that would cause us to believe the value is impaired at an interim date.

The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed the annual impairment test in the fourth quarter of 2008 and determined that the goodwill assigned to operating segment, Sibiono, was fully impaired. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

10.	Restricted Cash

The Company’s restricted cash at December 31, 2009 and December 31, 2008 was comprised as follows:

	December 31,	December 31,
	2009	2008
Deposits for issuance of commercial notes	$4,409,334	$5,162,184

The restricted cash are deposits required by the bank for outstanding notes payable.

11.	Other assets
The Company’s long term other assets were comprised as follows:

	December 31,	December 31,
	2009	2008
Right to purchase the 6.24% equity shares in SiBiono	$1,825,824	$1,830,634	(a)
Long term advance of inventory purchase	459,757	460,968
Total	$2,285,581	$2,291,602

(a)	Right to purchase the 6.24% equity shares in SiBiono
On November 23, 2006, Benda Ebei entered into an Equity Transfer Agreement with Xiaozhi Zhang (“Zhang”), to purchase approximately 6.24% of SiBiono’s common stock for a total consideration of RMB12.48 million (RMB 6.24 million in cash and shares of our common stock equal to RMB 6.24 million) which was due and payable on or before March 31, 2007.

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

On November 27, 2007, Shenzhen Arbitration Commission determined that Benda Ebei should pay the consideration of RMB 6.24 million, equal to 50% of the total consideration set forth in the Equity Transfer Agreement. For the other 50% of the total consideration which was supposed to be settled in the form of issuing common stock, since Zhang did not make an arbitration request on how to execute the arrangement, the Arbitration Commission did not make an award on this particular part.

Following this arbitration decision, Benda Ebei recognized the liability as other payable of RMB 12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately RMB 12.80 million or $1,898,355 and $1,903,357 at December 31, 2009 and 2008 respectively. Accordingly Benda Ebei recognized the right to purchase the 6.24% equity shares in SiBiono and recorded as an asset at RMB 12.48 million or $1,825,824 and $1,830,634 at December 31, 2009 and 2008 respectively.

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate the above mentioned arbitration. The termination is based on the grounds that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. He only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its determination.

12.   Short-term debt

The Company’s short term debt was comprised as follows:

	December 31,	December 31,
	2009	2008
Ebei - one year bank loan due in October 2010, bear interest at 9% per annum, secured by Ebei Benda’s Machinery	$438,900	$-
Ebei- bank acceptance notes from SHPudong Development Bank with redemption dates various from one to six months subsequent to year end, secured by buildings, machinery and equipment of Benda Ebei and Jiangling Benda.	8,160,503	9,297,169
Sibiono- three-year bank loan due in April 2008 bearing annual interest at 6.366%. Loan is currently in default.	2,976,718	2,984,560	(a)
	$11,576,121	$12,281,729

(a)   SiBiono – Bank Loan in default
As of December 31, 2009 and 2008, Sibiono, had an outstanding bank loan for the amount of $2,976,718 and $2,984,560, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes. The loan carries annual interest rate of 6.34% and matured in April 2008. The loan is personally guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono and is collateralized by Sibiono’s land use right.

The loan is in default since the maturity date. During 2008, SiBiono was sued for default on the bank loan and judgment has been made requiring Sibiono to repay the loan principle amount and related interest. The loan is collateralized by Sibiono’s land use right, the judgment agreed that the lender bank can apply for government permission to sell the land use right owned by Sibiono to repay the debt. Sibiono’s management is actively seeking ways to refinance this loan, currently the lender bank has not exercised its rights on the land use right.

13.   Government Grant Payable

As of December 31, 2009 and 2008, long term debt payable is related to various technology funds obtained from various government technology agencies to support the Company’s gene therapy research and development activities during the past years and has been recorded as long term debt payable.

The obligations will be discharged once the examinations by the various government technology agencies are conducted and these agencies confirm that the examinations are carried out and completed.

During the year ended December 31, 2009, an amount of RMB3,000,000 (or $454,491) of long term debt payable was discharged and recorded as government subsidies.

14.   Related Party Transactions

Due from related parties at December 31, 2009 and 2008 were comprised as follows:

			December 31,	December 31,
		Relationship	2009	2008
Current
Qin Yu		Vice president
	Due to SiBiono		$2,024	$4,314
Xiaoji Zhang		Minority shareholder
	Due to SiBiono		5,423	5,439
Hua Xu		General Manager's Sister
	Due to SiBiono		22,726	-
Rong He		Manager
	Due to SiBiono		688	1,247

			$30,861	$11,000

Non current
Yiqing Wan		CEO & Director
	Due to Ever Leader		$646,586	$650,790
	Due to Benda Ebei		520,712	439,719
Hubei Benda Science and Technology Co. Ltd		Controlled by CEO
	Due to Yidu Benda		1,602,950	1,607,173
	Due to Ever Leader		230,216	231,713
Feng Wang		Minority shareholder
	Due to Beijing Shusai		32,262	32,348
			$3,032,726	$2,961,743

The balance owned by the CEO & Director, and the Company under his control, totaled $3,000,464 and $2,929,395 as of December 31, 2009 and 2008, respectively. This is a violation of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits personal loans to executives.

Due to related parties at December 31, 2009 and 2008 were comprised as follows:

			December 31,	December 31,
		Relationship	2009	2008
Current
Wei Xu		VP, CEO's Spouse & Director
	Due to SiBiono		$234,569	$188,065
	Due from Ever Leader		1,356,172	968,000
	Due from Benda		36,184	-
Hubei Benda Science and Technology Co. Ltd		Controlled by CEO
	Due from Benda Ebei		28,528	-
	Due from Jiangliang Benda		793,864	-
	Due from Beijing Shusai		14,111	-
SiBiono Zhongjia Gene Tech (SZ) Co., Ltd.		Associate company
	Due from SiBiono		103,948	-
Yiqing, Wan		CEO & Director
	Due from SiBiono		224,071	237,780
Hua Xu		General Manager's Sister
	Due from SiBiono		-	25,523
Hua Shen		Vice president
	Due from SiBiono		-	33,253
Dongyi Tien		Manager
	Due from SiBiono		-	364
Pong Tsaiohuei		Minority shareholder
	Due from SiBiono		-	4,818
			$2,791,447	$1,457,803

Non current
Hubei Benda Science and Technology Co. Ltd		Controlled by CEO
	Due from Benda Ebei		$-	$28,602
	Due from Jiangliang Benda		-	811,073
	Due from Beijing Shusai		-	14,262
Wei Xu		VP, CEO's Spouse & Director
	Due from Benda Ebei		23,894	48,922
	Due from Beijing Shusai		65,339	65,691
Yiqing, Wan		CEO & Director
	Due from Yidu Benda		559	560
Hui Xu		Manager
	Due from Benda Ebei		28,410	28,483
			$118,202	$997,593

Except for the loans from the shareholder Wei Xu by Everleader which bears interest rate at 12% per annum, unsecure and matures within six months, the above advances bear no interest and the above loans due to related parties are unsecured, non-interest bearing and are not convertible into equity. Proceeds from the above loans were used primarily for general working capital purposes, among which the current portion does not have definitive terms and for those portions which are long-term debts in nature, is expected to be repaid by the Company in over 12-month period.

15.   Redeemable Common Stock Issuable For Services

On April 1, 2007, Benda entered into a Financial Consultancy Agreement with Super Pioneer International Limited (“Super Pioneer”); on June 11, 2007, Benda entered into a Technical Consultancy Agreement with Yaojin Wang (‘Wang”) and Huiming Zhang (“Zhang”) for financial and technical consultancy services to be rendered.  Pursuant to the Financial and Technical Consultancy Agreements (the “Agreements”), Benda agreed to issue an aggregate of 2,189,560 shares of its common stock to Super Pioneer (2.1 million shares, out of which 1.96 million shares is redeemable), Wang (33,585 shares, redeemable) and Zhang (55,975 share, redeemable) within three months from the date of the Agreements. Since the issuance of common shares to Super Pioneer, Wang and Zhang was in the form of financial and technical consultancy services to be rendered, the corresponding amount $7,882,416 was recorded as consulting and professional fees.

Super Pioneer, Wang and Zhang also agreed to refrain from selling shares of Benda’s common stock for a period of twelve months from the date of the issuance of the shares (the “Lock-up Period”).  Within three months from expiration of the Lock-up Period, in the event that the public trading price of Benda’s common stock did not reach $3.60 per share and Benda’s common stock was not listed on either the NASDAQ or AMEX stock exchanges, Super Pioneer, Wang, and Zhang have the option to require Benda to redeem an aggregate 2,049,560 shares of Benda’s common stock owned by Super Pioneer, Wang, and Zhang at a price of $3.60 per share. Such option expired within one month from the last date of the three month period. The redemption requests were made to the Company in January 2008 and the company obtained oral consent from Super Pioneer, Wang and Zhang that the payment would be deferred to the year of 2010.

In accordance with ASC 480-10-25-5, as the Agreements governing the issuance of the 2,189,560 shares of common stock to Super Pioneer, Wang, and Zhang contain provisions requiring Benda to repurchase 2,049,560 of these shares at a redemption price of $3.60 per share at the option of the holders, these 2,049,560 shares have been classified as redeemable common stock, as a liability at December 31, 2009.

16.   Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund for each of its PRC subsidiaries.  Specifically, the Company is required to allocate 15% its profits after taxes at the fiscal year end, as determined in accordance with the PRC accounting standards applicable to the Company’s PRC subsidiaries, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company’s PRC subsidiaries. As of December 31, 2009 and 2008, the Company’s statutory reserves total $2,642,775 and the registered capital of the Company’s PRC subsidiaries was $21,719,896.

17.   Other Income / (Expenses)

Among the other income / (expenses), there was an amount incurred for the penalty to investors. For the years ended December 31, 2009 and 2008, the amount of penalty to investors consisted of the following events:

	YEAR ENDED DECEMBER 31,
	2009	2008
Registeration delay expense	$-	$1,113,405
Make Good Agreement	-	266,768
	$-	$1,380,173

a)
In accordance with ASC 815-40 (previously FASB staff position No. EITF00-19-2), the Company recorded $1,113,405 in Registration Delay Expense, for the year ended December 31, 2008. Out of the total penalty, $230,312 was settled by issuance of 523,438 shares of common stock. According to the signed agreement, the penalty would be capped at 10% of the total fund raised and such cap was reached in June 2008, thus there would be no more penalties incurred onwards. Furthermore, the Registration Statement was effective in August 2008.

b)
According to the Investment Agreements (issuance of convertible promissory notes) in March 2007, the securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Company executed in November of 2006 (the “Make Good Agreement”). The Company further represented to the Investors that its target net income for fiscal year 2007 (“FY07 Net Income”) will be greater than or equal to $10.0 million (adjusted for a variety of non-cash charges) (the “Performance Threshold”).  In the event the Performance Threshold is not attained, the Company is required to issue to the Investors a pro rata portion of 1,000,000 shares of the Company’s common stock for every one (1) cent by which the Company’s earnings per share, determined on a fully diluted basis, is less than $0.07. On Aug 25, 2008, the Company issued 3,810,976 shares of common stock in lieu of the non-achievement of the Performance Threshold at $0.07 per share, totaling to $266,768 and booked as penalty.

18.   Income Taxes

United States
Benda is subject to the United States of America tax law, but no provision for income taxes were made for the years ended December 31, 2009 and 2008 as Benda did not have reportable taxable income for the periods.

Hong Kong
Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax law, but no provisions for income taxes were made for the years ended December 31, 2009 and 2008 as Ever Leader did not have reportable taxable income for the periods.

PRC
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

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to 50% reduction in income taxes; whereas the full income tax rate is 33%. The remaining tax holidays was expired in 2009.

However, starting and effective from January 1, 2008, the full income tax rate was changed from 33% to 25% according to the new PRC taxation regulations. Therefore these subsidiaries will be subject to the regular full income tax rate at 25% after the tax holidays expire.

According to the new taxation regulations starting and effective from January 1, 2008, Beijing Shuhai is subject to the full income tax rate of 25%.

According to the new taxation regulations starting and effective from January 1, 2008, SiBiono, which is located in Shenzhen, a Special Economic District of PRC, is subject to the full income tax rate of 25% gradually in five years as follows:
Year	Tax rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

The income tax expense in the consolidated statements of operations consists of:

	YEAR ENDED DECEMBER 31
	2009	2008
Current income taxes expenses:
PRC Enterprise Income tax expense	$872,643	$1,109,249

Income tax benefit	(54,354)	(332,954)

Income tax, net	$818,289	$776,295

The income tax benefit arises from the incremental difference of the intangible amortization due to difference between intangible assets book value and tax value from the acquisition of Sibiono at March 31, 2007.

A reconciliation between the income tax computed at the U.S statutory rate and the Company’s provision for income tax for the years of 2009 and 2008 are as follows:

	YEAR ENDED DECEMBER 31
	2009	2008

U.S Statutory rate	34.0%	34.0%

Foreign income not recognized in the U.S	-34.0%	-34.0%

PRC statutory rate	25.0%	25.0%

Tax relief and holiday granted to the Subsidiary	0.0%	-12.5%

Tax rate change due to valuation allowance to deferred tax assets from NOL	(61.7)%	(18.2)%

Effective income tax rate	(36.7)%	(5.7)%

According to the Chinese tax law, the Group pays Chinese enterprise income taxes at each individual subsidiary. The income taxes of $872,643 and $1,109,249 for the year ended December 31, 2009 and 2008 respectively were from Ebei Benda which was the only subsidiary with pretax income. The other subsidiaries, Jiangling Benda, Yidu Benda, Beijing Shusai and SiBiono collectively have accumulated NOL of $5.6 million and $3.1 million at December 31, 2009 and 2008 respectively. The components of the deferred income tax assets consisted of allowance for bad debt, inventory reserve and NOL. The Company established a valuation allowance to fully offset the net deferred income tax assets because it is less likely that the Company will be able to generate future taxable income necessary to realize those net deferred income tax assets, considering the Company’s history of significant operating losses.

The tax effects of temporary differences that have given rise to the deferred tax liabilities consist of the following:
	YEAR ENDED DECEMBER 31
	2009	2008
Deferred tax liability - intangible amortization	$778,026	$834,458

19.   Convertible Promissory Note

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

The Company has accounted for the Warrants issued in conjunction with the Notes in accordance with the provisions of ASC 470-20. Accordingly, the Warrants were valued using a Black-Scholes option pricing model with the following assumptions: (i) a risk free interest rate of 4.63%, (ii) a contractual life of 4.6 years, (iii) an expected volatility of 25%, and (iv) a dividend yield of zero.  The relative fair value of the Warrants, based on an allocation of the value of the Notes and the value of the Warrants issued in conjunction with the Notes, was recorded as a debt discount (with a corresponding increase to additional paid-in capital) in the amount of $5,174,911, and is being amortized to interest expense over the expected term of the Notes.

Additionally, the difference between the effective conversion price of the Notes into shares of the Company’s common stock, and the fair value of the Company’s common stock on the date of issuance of the Notes, resulted in a beneficial conversion feature of $2,385,089 (capped at the $7,560,000 of gross proceeds raised less the previously calculated $5,174,911 debt discount associated with Warrants issued in conjunction with the Notes). This beneficial conversion feature was recorded as an additional debt discount (with a corresponding increase to additional paid-in capital) and is being amortized to interest expense over the expected term of the Notes.

On July 10, 2008, 10 units were converted to shares of 540,870. Therefore, as of December 31, 2009 and 2008, the aggregate $7,260,000 principal balance of the notes remained outstanding and for the year ended December 31, 2009 and 2008, the Company recorded $1,089,000 and $695,000 of interest expense related to the Notes.

During the year ended December 31, 2009 and 2008, the Company recorded $864,049 and $3,520,876 in interest expense related to the amortization of the debt discount associated with the Warrants and the debt discount associated with the beneficial conversion feature.

The Company also incurred $529,200 in placement agent commissions related to the issuance of the Notes and Warrants.  This amount was recorded by the Company as debt issue costs and is being amortized over expected term of the Notes.  For the year ended December 31, 2009, the Company recorded $55,485 in amortization expense related to debt issue costs.

The securities underlying the Notes and Warrants issued to the Investors are also subject to the terms of a Make Good Agreement entered into in connection with a financing the Company executed in November of 2006 (the “Make Good Agreement”). See note 17 for details.

In the accounting for the Convertible Promissory Note, the Company’s analysis of the Performance Threshold had no effect because of the cap of the debt discounted and beneficial conversion feature as calculated in accordance with ASC 470.

20.   Warrants

The following table summarizes the continuity of the Company’s warrants for the year ended December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of period	43,353,303	$0.57	40,797,983	$0.56
Granted	-	-	2,555,320	0.77
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Outstanding at end of period	43,353,303	$0.57	43,353,303	$0.57
Exercisable at end of period	43,353,303	$0.57	43,353,303	$0.57

As of December 31, 2010, the range of warrants prices for shares under warrants, the weighted average remaining contractual life and aggregate intrinsic value are as follows:

			Weighted
	Exercise	Number of	Contractual Life	Aggregate
Expiration Date	Price	Warrants	(in years)	Intrinsic Value
	$	#	#	$
11/15/06	$0.555	25,961,760	1.87	-
11/15/06	$0.555	1,747,169	1.87	-
03/28/07	$0.555	13,089,054	2.24	-
01/02/08	$0.770	1,597,075	3.01	-
01/02/08	$0.770	958,245	3.01	-
		43,353,303	2.05	-

21.   Commitments and Contingencies

Legal Contingencies

(a)
On December 30, 2009, the Company was served with a Summons and Complaint filed by Pope Investments, LLC (“Pope”) in the Court of Chancery of the state of Delaware (the “Court”) against the Company and its officers and directors. Pope filed the Summons and Complaint as a judgment creditor and as a shareholder of the Company. Pope alleges that the assets and profits of the Company’s subsidiary company have been wrongfully diverted by its officers and directors and requests the appointment of a receiver to liquidate and wind down the business affairs of the Company. In connection with the filing of the Summons and Complaint, Pope has also filed a motion for a Preliminary Injunction Motion seeking to enjoin the Company and its officers and directors from taking any further actions to divert the corporate assets and profits of the subsidiary company and for expedited discovery proceedings. Pope further requests the imposition of a constructive trust, an accounting, and damages for an alleged breach of fiduciary duty by the Company’s officers and directors, and attorney fee. By the time of this report, a judgment has not been made.

(b)
As mentioned in Note 11, following this arbitration decision, Benda Ebei has the obligation to pay the total acquisition cost payable of RMB12.48 million, plus the penalty and related legal and arbitration expenses, totaling approximately RMB12.9 million (or $1.89 million), which was recorded as other payable at December 31, 2009.

On May 22, 2008, Benda Ebei applied to Shenzhen People Court to terminate above mentioned arbitration. The termination is based on the ground that Xiaozhi Zhang does not own all 6.24% of SiBiono’s common stock. In fact, he only owns 3.28% of SiBiono’s stock. The application has been accepted by Shenzhen People Court and is waiting for its determination.

(c)
The Company has become aware that Excalibur Limited Partnership and Excalibur Limited Partnership II (the "Plaintiffs") filed a motion for summary judgment in lieu of a complaint pursuant to CPLR § 3213 (the "Motion") with the Supreme Court of the State of New York (the "Court"), alleging that the Company has been delinquent on the payment of an aggregate sum of $600,000 and accrued interest and costs arising from the Convertible Promissory Notes that were issued to the Plaintiffs in April 2007 in connection with a $7,560,000 private placement. Pursuant to the motion, the Plaintiffs requested that the Court (1) enter summary judgment in favor of Excalibur Limited Partnership (“Excalibur Limited”) in the amount of $390,000 plus all accrued interest and costs, and, (2) enter summary judgment in favor of Excalibur Small Cap Opportunities LP (“Excalibur Small Cap”) in the amount of $210,000 and accrued interest and costs. On July 29, 2009, the Court entered a judgment against the Company in favor of the Plaintiffs in the amount of $674,251.65 in connection with the Convertible Promissory Notes issued to the Plaintiffs.

(d)
On March 4, 2009, the Company received a Notice and Default and Payment Demand letter (the "Default Letter") from Pope Investments LLC ("Pope") in connection with its convertible promissory note in the amount of $5,520,000 (the "Note") purchased in our April 2007 private placement offering. The Default Letter provided notice of default based on the Company's failure to make a required interest payment on the Note by February 20, 2009. The Default Letter further demanded full payment of all interest, liquidated damages and accrued interest thereon in the amount of $130,364.37 by March 14, 2009, or Pope will accelerate the maturity date of the full principal amount of the Note.  On April 7, 2009, the Company received further Default Letters and Payment Demand from Pope, Excalibur Limited and Excalibur Small Cap demanding payment in full of the balance of the Notes, which matured on March 28, 2009. The Company was notified on June 15, 2009 that on May 11, 2009 Pope filed a motion for summary judgment in lieu of a complaint against us pursuant to CPLR §3213 (the “Motion”) with the Supreme Court of the State of New York (the “Court”), alleging that the Company has been delinquent on the payment of an aggregate sum of $5,520,000 and accrued interest and costs arising from the Note that the Company issued to Pope in April 2007. Pursuant to the Motion, the Plaintiffs requested that the Court enter summary judgment in favor of Plaintiff in the amount of $5,994,617.53 constituting principal and interest, plus costs. On June 23, 2009, the Company filed an Affidavit in Opposition to Motion for Summary judgment in lieu of Complain with the Court requesting that Plaintiff’s Motion be denied. On October 14, 2009, this motion was denied, and the Court entered a judgment in favor of Pope in the amount of $5,520,000 plus interest.

(e)	On July 30, 2009, the Company received a Notice of Default from three additional investors in the April 2007 private placement offering holding Notes totaling $90,000.

For (c) (d) and (e) discussed above, we recorded the convertible note payable principle amount and related accrued interest at December 31, 2009.

Operating Leases

The Company leases office space in Ebei and plant in Shenzhen. In February 2009, Sibiono also entered into a two-year sublease agreement with monthly rental income of $19,106. Approximate future minimum lease payments are as follows:

Year	Amount

2010	$144,486
2011	35,112
2012	35,112
2013	35,112
2014	8,778
Total	258,600
Less sublease income	267,479
Net	(8,879)

Concentration of Credit Risk
A significant portion of the Company's cash at December 31, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region.  Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

The following table shows the individual customer’s revenue and account receivable balance which was higher than 5% of total revenue and total account receivables for the years ended December 31, 2009 and 2008:

		YEAR ENDED DECEMBER 31
		2009		2008
	Revenue	$21,990,915%		$25,041,986%

	Individual customer's revenue
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	5,286,243	24%	4,861,888	19%
2	Shenyang Pharmaceutical Co. Ltd.	2,878,894	13%	2,620,888	10%
3	Shenzhen Huihua Pharmaceutical Co. Ltd.	2,544,147	12%	2,788,933	11%
4	Hubei Hengchuan Health Products Co.,Ltd.	1,828,339	8%	2,746,580	11%
5	Jiangxi Huiren Pharmaceutical Co. Ltd.	1,612,011	7%	2,073,862	8%

	Account receivable, gross	$17,607,329%		$13,117,016%

	Individual customer's account receivable gross balance
1	Zhuhai Gongbei Pharmaceutical Co, Ltd.	2,561,356	15%	1,742,158	13%
2	Shenzhen Huihua Pharmaceutical Co. Ltd.	1,851,956	11%	1,238,820	9%
3	Hubei Hengchuan Health Products Co.,Ltd.	1,592,476	9%	1,269,568	10%
4	Shenyang Pharmaceutical Co. Ltd.	1,519,355	9%	1,087,027	8%
5	Jiangxi Huiren Pharmaceutical Co. Ltd.	1,461,258	8%	990,665	8%

22.	Segment Information

The Company states the segment information according to the requirement stated in ASC 280-10-50. The Company produces five different categories of products and each category of product is produced in different subsidiaries or operation plants. The details are stated as follows:

1.	Benda Ebei produces conventional medicines which including branded and generic medicines;
2.	Jiangling Benda produces active pharmaceutical ingredients, APIs;
3.	Yidu Benda produces bulk chemicals;
4.	Beijing Shusai produces pharyngitis killer therapy; and
5.	SiBiono produces gene therapy medicines, Gendicine.

Since each subsidiary produces the corresponding products by using the production facilities of each subsidiary, therefore according to the requirement stated ASC 280-10-50, the Company reports the segment information according to the un-identical products that produced in each subsidiary.

Selected financial information for each of these segments for the years ended December 31, 2009 and 2008 were as follows:

	YEAR ENDED DECEMBER 31,
Branded/Generic medicine segment	2009	2008
Revenue from external customers	$17,783,062	$22,021,248
Cost of sales	(11,223,358)	(14,761,544)
Gross profit	6,559,704	7,259,704
Gross margin	37%	33%
Research and development	(225,559)	(19,540)
Selling expense	(850,172)	(1,329,197)
General and administrative expense	(922,279)	(2,206,046)
Segment contribution	$4,561,694	$3,704,921
Contribution margin	26%	17%

Total assets, segment	$26,431,912	$21,582,724

Active pharmaceutical ingredients segment	2009	2008
Revenue from external customers	$1,614,704	$689,481
Cost of sales	(2,084,590)	(778,212)
Gross profit	(469,886)	(88,731)
Gross margin	-29%	-13%
Research and development	(1,169)	(5,776)
Selling expense	(31,211)	(5,581)
General and administrative expense	(522,787)	(1,721,987)
Segment contribution	$(1,025,053)	$(1,822,075)
Contribution margin	-63%	-264%

Total assets, segment	$12,623,094	$12,624,190

Bulk chemicals segment	2009	2008
Revenue from external customers	$-	$-
Cost of sales	-	-
Gross profit	-	-
Gross margin	0%	0%
Research and development	-	-
Selling expense	-	-
General and administrative expense	(620,229)	(605,118)
Segment contribution	$(620,229)	$(605,118)
Contribution margin	0%	0%

Total assets, segment	$8,508,245	$9,099,810

Pharynigitis killer therapy segment	2009	2008
Revenue from external customers	$-	$4,565
Cost of sales	-	(251)
Gross profit	-	4,314
Gross margin	0%	95%
Research and development	-	-
Selling expense	(733)	(4,370)
General and administrative expense	(25,242)	(38,049)
Segment contribution	$(25,975)	$(38,105)
Contribution margin	0%	-835%

Total assets, segment	$87,628	$110,359

Gendicine (Ad-p53) segment	2009	2008
Revenue from external customers	$2,593,149	$2,326,692
Cost of sales	(412,728)	(200,100)
Gross profit	2,180,421	2,126,592
Gross margin	84%	91%
Research and development	(122,633)	(1,436,635)
Selling expense	(1,496,736)	(1,369,820)
General and administrative expense	(2,750,313)	(5,754,878)
Segment contribution	$(2,189,261)	$(6,434,741)
Contribution margin	-84%	-277%

Total assets, segment	$14,689,633	$15,521,611

	YEAR ENDED DECEMBER 31,
	2009	2008
Total revenue from external customers	$21,990,915	$25,041,986
Cost of sales	(13,720,676)	(15,740,107)
Gross profit	8,270,239	9,301,879
Gross margin	38%	37%
Research and development	(349,361)	(1,461,951)
Selling expense	(2,378,852)	(2,708,968)
General and administrative expense	(4,840,850)	(10,326,078)
Segment contribution	$701,176	$(5,195,118)
Contribution margin	3%	-21%

Total assets, segment	$62,340,512	$58,938,694

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	YEAR ENDED DECEMBER 31,
	2009	2008
Total segment contribution	$701,176	$(5,195,118)
Unallocated amounts:
Rental income	241,005	-
Government subsidies / grants (Note 22)	454,491	-
Other income/(expenses)	(421,426)	(1,311,140)
Other corporate expenses	(2,843,139)	(7,191,318)

Total net loss before noncontrolling interest and income taxes	$(1,867,893)	$(13,697,576)

The other corporate expenses per the above table for the year ended December 31, 2009 and 2008 composed of the following events:

	YEAR ENDED DECEMBER 31,
	2009	2008

Wages and salaries	$355,243	$417,276
Audit and accounting	309,493	330,919
Consulting fee	16,672	747,937
Investor relation, transfer agent and filing fees	19,156	33,563
Director renumeration	90,000	185,468
Legal fee	201,086	137,805
Taxes and levies	70,000	-
Interest expense	1,762,305	4,527,956
Miscellaneous	19,184	810,394
Total	$2,843,139	$7,191,318

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Total assets, segment	$62,340,512	$58,938,694

Total assets of corporate:
Cash and cash equivalent	12,046	31,070
Prepaid expesnes and deposit	230	2,953
Due from related parties	876,802	882,503
Construction-in-progress capitalized interest	364,164	-
Debit issuance costs	-	55,485

Total assets	$63,593,754	$59,910,705

The following table shows how the noncontrolling interest for year ended December 31, 2009 and 2008 was derived:

	Year Ended December 31, 2009
	Benda	Jiangling	Yidu	Beijing	Shenzhen
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$4,561,694	(1,025,053)	(620,229)	(25,975)	(2,189,261)	$701,176
Interest income/ (expenses)	(223,585)	(231)	5	-	(182,782)	(406,593)
Other income / (expenses)	(15,331)	56,888	3,970	-	180,647	226,174
Government subsidy	-	-	-	-	454,491	454,491
Income taxes	(872,643)	-	-	-	54,354	(818,289)
Income / (loss) before noncontrolling interest	$3,450,135	(968,396)	(616,254)	(25,975)	(1,682,551)	$156,959

Noncontrolling interest percentage	5.00%	5.00%	5.00%	25.00%	39.87%
Noncontrolling interest	$7,848	(48,420)	(30,813)	(6,494)	(670,833)	$(748,712)

	Year Ended December 31, 2008
	Benda	Jiangling	Yidu	Beijing	Shenzhen
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$3,704,921	(1,822,075)	(605,118)	(38,105)	(6,434,741)	$(5,195,118)
Interest income/ (expenses)	(382,124)	1,466	52	-	(317,975)	(698,581)
Other income / (expenses)	(6,808)	(4,233)	3,943	6,828	64,890	64,620
Income taxes	(1,109,249)	-	-	-	332,954	(776,295)
Income / (loss) before noncontrolling interest	$2,206,740	(1,824,842)	(601,123)	(31,277)	(6,354,872)	$(6,605,374)

Noncontrolling interest percentage	5.00%	5.00%	5.00%	25.00%	39.87%
Noncontrolling interest	$(330,269)	(91,242)	(30,056)	(7,819)	(2,533,687)	$(2,993,073)

23.	Subsequent Events

Sibiono and North American Gene Diagnostics and Therapeutics Ltd. (HK) entered into a business agreement to set up Shenzhen Sibiono Zhongjia Gene Technology Ltd. during June 2009. The business license of the new joint entity was obtained in January 2010 and Sibiono made the capital contribution of RMB 800,000 in February 2010. The new entity's legal representative is Mr. Wan, Yiqing. The registered capital is RMB 2 million. Sibiono's share of the registered capital is 40% (RMB 800,000), the other party’s share is 60% (RMB 1.2 million).

In April 2010, Jiangling Benda obtained a one year loan from Hubei Province Rural Credit with principle amount of RMB 2 million ($292,556) and bears interest at 6% per annum. The loan is secured by a third party commercial loan guarantee company for a fee.

24.	Condensed Parent Company Financial Information

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Benda Pharmaceutical, Inc. exceed 25% of the consolidated net assets of Benda Pharmaceutical, Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

Benda Pharmaceutical, Inc.
Condensed Parent Company Balance Sheets
		(Restated)
	December 31	December 31
	2009	2008
Assets
Cash and cash equivalents	$5,625	$24,379
Prepaid expenses	-	2,720
Debt issuance cost	-	55,485
Investment in subsidiaries, at equity in net assets	33,553,956	33,131,876
Total Assets	$33,559,581	$33,214,460

Liabilities & Shareholders' Equity
Accrued liabilities	$4,046,912	$2,820,169
Convertible notes	7,260,000	6,395,951
Wages payable	693,350	433,350
Due to related parties, short term (Note 14)	36,184	-
Redeemable common stock, 2,049,560 shares at $3.6 per share (Note 15)	7,376,366	7,376,366
Total liabilities	19,412,812	17,025,836

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
105,155,355 shares issued and outstanding	105,155	105,155
Additional paid in capital	22,108,427	22,108,427
Statutory surplus reserve fund (Note 16)	2,642,775	2,642,775
Accumulated deficit	(17,481,559)	(15,544,089)
Accumulative other comprehensive income	6,268,111	6,372,496
Shares issuable for services	503,860	503,860
Total Benda Pharmaceutical, Inc.'s Shareholders' Equity	14,146,769	16,188,624
Total Liabilities & Shareholders' Equity	$33,559,581	$33,214,460

Benda Pharmaceutical, Inc.
Condensed Parent Company Statements of Income
	YEAR ENDED DECEMBER 31,
		(Restated)
	2009	2008

General and administrative expenses	$(455,401)	$(2,628,032)
Interest expense	(2,008,534)	(4,481,124)
Total Expenses	(2,463,935)	(7,109,156)

Equity in undistributed income of subsidiaries	526,465	(4,371,642)

Net loss attributable to Benda Pharmaceutical, Inc.	$(1,937,470)	$(11,480,798)

Benda Pharmaceutical, Inc.
Condensed Parent Company Statements of Cash Flows

	YEAR ENDED DECEMBER 31,
	2009	2008
		(Restated)
Cash Flows From Operating Activities
Net loss	$(1,937,470)	$(11,480,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	55,485	264,962
Amortization of convertible notes discount	864,049	3,520,876
Penalty to investors settled by issuance of common stock	-	497,081
Directors remuneration settled by issuance of common stock	-	75,900
Changes in operating assets and liabilities:
Prepaid expenses	2,720	(2,100)
Equity in undistributed income of subsidiaries	(526,465)	4,371,642
Accrued expense	1,226,743	1,715,467
Wages payable	260,000	260,000
Net cash used in operating activities	(54,938)	(776,970)

Cash Flows From Financing Actives
Borrowing from related party	36,184	-
Net cash provided by financing activities	36,184	-
Effect of exchange rate changes on cash	-	727,894
Net decrease in cash and cash equivalents	(18,754)	(49,076)

Cash and cash equivalents, beginning of period	24,379	73,455

Cash and cash equivalents, end of period	$5,625	$24,379

25.  Restatement of Previously Issued Financial Statements

On May 12, 2010, the Company discovered that its financial statements for the year ended December 31, 2008 should not be relied upon due to multiple errors found in the accounting treatment of a business combination transaction completed in March 2007 resulting in adjustment of assets and liabilities to fair market value. The Company also adjusted certain other assets and intangible assets due to errors in the accounting treatment of these assets resulting in additional expenses for the prior period.

To correct the above noted errors, the Company has restated the accompanying Consolidated Balance Sheets as of December 31, 2008, its Consolidated Statements of Operations and cash flow for the year ended December 31, 2008, and the notes to the consolidated financial statements.

Effects of Restatement

To correct the above noted errors, the Company has restated the accompanying Consolidated Balance Sheets as of December 31, 2008, its Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2008, and the notes to the consolidated financial statements.

The following is a summary items affected by the corrections described above:

Consolidated Balance Sheets

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets

	As of December 31, 2008
	As previously
	reported	Adjustments
Assets
Current Assets
Cash and cash equivalents	$569,019	$15,247
Trade receivables, net	9,336,915	-8,001
Advance for inventory purchase		230,888
Notes receivable	146,685	8,006
Inventories	2,344,562	-1
Due from related parties, short term	11,000	-
Other receivable	504,349	-504,349
Prepaid expenses and other current assets	1,689,758	-1,180,904
Total current assets	14,602,288	-1,439,114

Due from related parties, long term	2,961,744	-1
Property and equipment, net	29,057,225	-150,190
Intangible assets, net	6,003,102	1,366,380
Debt issuance costs	55,485	-
Restricted cash	6,162,849	-1,000,665
Refundable purchase price paid	1,200,000	-1,200,000
Other assets	1,830,634	460,968
Total Assets	$61,873,327	$-1,962,622

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable	605,317	-
Customer deposit	1,056	-
Other payable	2,622,874	-390,000
Accrued liabilities	3,999,153	-58,673
Convertible notes	6,395,951	-
Short-term debt	13,569,986	-1,288,257
Accrued VAT and other taxes	516,302	438,207
Acquisition price payable	1,426,491	-
Wages payable	630,475	389,999
Due to related parties, short term	1,457,803	-
Redeemable common stock, 2,049,560 shares at $3.6 per share		7,376,366
Total current liabilities	31,225,408	6,467,642

Government grant payable	2,234,210	-
Due to related parties, long-term	997,593	-
Deferred income tax liability		834,458
Total liabilities	34,457,211	7,302,100

Redeemable common stock, 2,049,560 shares at $3.6 per share	7,376,366	-7,376,366

Consolidated Statement of Operations

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations

	As previously		(Restated)
	reported	Adjustments	2008
Revenue	$25,041,986	$-	$25,041,98
Cost of goods sold	(15,740,107)	-	(15,740,10)
Gross profit	9,301,879	-	9,301,87

Selling expenses	2,708,968	-	2,708,96

General and administrative expenses
Bad debts	2,730,434	-	2,730,43
Amortization of intangibles	153,303	(153,303)
Amortization of debt issue costs	264,962	(264,962)
Depreciation and amortization expense	861,979	(24,539)	837,44
Director remuneration	185,468	(185,468)
Goodwill impairment	7,776,223	(3,635,114)	4,141,10
Inventory wirtten down to net realizable value	392,535	-	392,53
Other general and administrative expenses	3,787,684	401,657	4,189,34
Research and development expenses	1,461,951	-	1,461,95
Total operating expenses	20,323,507	(3,861,729)	16,461,77
Operating income / (loss)	(11,021,628)	3,861,729	(7,159,89)

Other income (expenses)
Interest income	-	133,251	133,25
Interest expense	(4,961,430)	(398,358)	(5,359,78)
Other income (expenses)	(1,311,140)	-	(1,311,14)
		-
Loss before income taxes	(17,294,198)	3,596,622	(13,697,57)
Income taxes	-	776,295	776,29

Net Loss	(17,294,198)	2,820,327	(14,473,87)
		-
Less: Net loss attributable to the noncontrolling interests	(1,478,278)	(1,514,795)	(2,993,07)
Net loss attributable to Benda Pharmaceutical, Inc.	$(15,815,920)	$4,335,122	$(11,480,79)

Consolidated Statement of Cash Flows

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows

	For the year ended December 31,
	As previously
	reported	Adjustments
Cash Flows From Operating Activities
Net loss	$(15,815,920)	$1,342,049
Adjustments to reconcile net loss to net cash used in
Bad debt provision	2,730,434	-
Inventory written down to net realizable value	392,535	-
Goodwill impairment provision	7,776,223	(4,141,109)
Minority interest	(1,478,278)	1,478,278
Depreciation, including amounts in cost of sales	2,086,178	-
Amortization of intangible assets	705,259	(25,521)
Amortization of debt issuance costs	264,962	-
Amortization of convertible notes discount	3,520,876	-
Income tax benefit	-	(198,730)
Penalty to investors settled by issuance of common stock	497,081	-
Directors remuneration settled by issuance of common stock	75,900	-
Changes in operating assets and liabilities:
Trade receivables	(2,213,453)	619,483
Other receivables	195,547	(195,547)
Short term loan receivable	(146,685)	146,685
Advance for inventory purchase	-	676,222
Inventories	(784,749)	1
Prepaid expenses and other current assets	359,673	(969,373)
Accounts payable	2,528,101	(2,104,836)
Customer deposit	-	(159,762)
Others payable	-	1,949,869
Accrued expense	-	23,762
Wages payable	-	355,688
Accrued taxes	(1,503,800)	1,178,924
Net cash used in operating activities	(810,116)	(23,917)

Cash Flows From Investing Activities
Addition of notes receivable	-	(155,044)
Collection of notes receivable	-	7,208
Restricted cash	-	(2,546,930)
Purchases of property and equipment and construction-in-progress	(1,708,213)	-
Disposal of intangible assets	172,548	-
Advance to related parties	-	(342,724)
Net cash used in investing activities	(1,535,665)	(3,037,490)

Cash Flows From Financing Actives
Borrowing (advance) from related party	(1,080,947)	342,725
Proceeds and repayments of borrowings under government debts payable, net		-
Proceeds and repayments of borrowings under commercial bank notes, net		-
Proceeds and repyaments of borrowings under government debts payable	322,884	(322,884)
Repayments of borrowings under bank loans, net	1,852,796	2,443,171
Net cash provided by (used in) financing activities	1,094,733	2,463,012
Effect of exchange rate changes on cash	553,827	145,762
Net decrease in cash and cash equivalents	(697,221)	(452,633)

Cash and cash equivalents, beginning of period	1,266,240	467,880

Cash and cash equivalents, end of period	$569,019	$15,247

a – these are minor reclassifications between current asset items

b – We reversed Benda Ebei’s income tax expense during the year ended December 31, 2008 because of a book loss. The reversal of the income tax expense resulted in a decrease in income tax expense, increase in prepaid taxes and decrease of tax payable. However, Benda Ebei did have taxable income for the year ended December 31, 2008, thus the reversal of the income tax expense should be cancelled.

c - When SiBiono was acquired at March 31, 2007, the assets and liabilities of SiBiono were not fair valued at March 31, 2007. The differences in these items are due to the difference between the fair value per valuation and book value at March 31, 2007.

d – Certain R&D expenditures were capitalized as intangible assets in prior years. We expensed these expenditures in the period in which these expenditures occur.

e – Restricted cash reclassification.

f - Certain R&D expenditures were capitalized as other assets in prior years. We expensed these expenditures in the period in which these expenditures occur.

g - these are minor reclassifications between current liability items

h – The redeemable common stock was recorded as “temporary equity” at December 31, 2008. We determined that it should have been classified as liability sine the redemption request was made by the stock holders in January 2008 and payment was deferred.

i – The combination of the above.

j – This is minor reclassifications between G&A expense and interest expense.