Form 10-K/A
period 2009-12-31
Benda Pharmaceutical, Inc.
filed 2010-05-18
CIK 705868

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

BENDA PHARMACEUTICAL, INC.

Date: May 18, 2010	By:	/s/ Yiqing Wan
Yiqing Wan Chief Executive Officer, Chief Financial Officer, President, and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on August 1, 2008.

Name	Title	Date

/s/ Yiqing Wan	Chief Executive Officer and	May 18, 2010
Yiqing Wan	President / Director

/s/ Jun Tang	Director	May 18, 2010
Jun Tang

/s/ Dr. Q.Y. Ma	Director	May 18, 2010
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

25. Restatement of Previously Issued Financial Statements

On May 12, 2010, the Company discovered that its financial statements for the year ended December 31, 2008 and 2007 should not be relied upon due to multiple errors found in the accounting treatment of a business combination transaction completed in March 2007 resulting in adjustment of assets and liabilities to fair market value. The Company also adjusted certain other assets and intangible assets due to errors in the accounting treatment of these assets resulting in additional expenses for the prior period. The Company also adjusted the income tax expense resulting in additional income tax expenses.

To correct the above noted errors, the Company has restated the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007, its Consolidated Statements of Operations and cash flow for the years ended December 31, 2008 and 2007, and the notes to the consolidated financial statements.

Effects of Restatement

To correct the above noted errors, the Company has restated the accompanying Consolidated Balance Sheets as of December 31, 2008, its Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2008, and the notes to the consolidated financial statements. The impact of the 2007 restatement is not presented here.

The following is a summary items affected by the corrections described above:

Consolidated Balance Sheets

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets

	As of December 31, 2008
	As previously
	reported	Adjustments	As restated
Assets
Current Assets
Cash and cash equivalents	$569,019	$15,247	$584,266	a
Trade receivables, net	9,336,915	-8,001	9,328,914	a
Advance for inventory purchase		230,888	230,888	a
Notes receivable	146,685	8,006	154,691	a
Inventories	2,344,562	-1	2,344,561	a
Due from related parties, short term	11,000	-	11,000
Other receivable	504,349	-504,349		a
Prepaid expenses and other current assets	1,689,758	-1,180,904	508,854	a, b
Total current assets	14,602,288	-1,439,114	13,163,174

Due from related parties, long term	2,961,744	-1	2,961,743	a
Property and equipment, net	29,057,225	-150,190	28,907,035	c
Intangible assets, net	6,003,102	1,366,380	7,369,482	d
Debt issuance costs	55,485	-	55,485
Restricted cash	6,162,849	-1,000,665	5,162,184	e
Refundable purchase price paid	1,200,000	-1,200,000	-	f
Other assets	1,830,634	460,968	2,291,602	a
Total Assets	$61,873,327	-1,962,622	$59,910,705

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable	605,317	-	605,317
Customer deposit	1,056	-	1,056
Other payable	2,622,874	-390,000	2,232,874	g
Accrued liabilities	3,999,153	-58,673	3,940,480	g
Convertible notes	6,395,951	-	6,395,951
Short-term debt	13,569,986	-1,288,257	12,281,729	e
Accrued VAT and other taxes	516,302	438,207	954,509	b
Acquisition price payable	1,426,491	-	1,426,491
Wages payable	630,475	389,999	1,020,474	g
Due to related parties, short term	1,457,803	-	1,457,803
Redeemable common stock, 2,049,560 shares at $3.6 per share		7,376,366	7,376,366	h
Total current liabilities	31,225,408	6,467,642	37,693,050

Government grant payable	2,234,210	-	2,234,210
Due to related parties, long-term	997,593	-	997,593
Deferred income tax liability		834,458	834,458	c
Total liabilities	34,457,211	7,302,100	41,759,311

Redeemable common stock, 2,049,560 shares at $3.6 per share	7,376,366	-7,376,366	-	h
Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-		-
Common stock, $0.001 par value; 150,000,000 shares authorized;
105,155,355 shares issued and outstanding	105,155	-	105,155
Additional paid in capital	22,108,427	-	22,108,427
Statutory surplus reserve fund	2,642,775	-	2,642,775
Accumulated deficit	(16,047,561)	503,472	(15,544,089)	i
Accumulative other comprehensive income	6,347,547	24,949	6,372,496	i
Shares issuable for services	503,860	-	503,860
Total Benda Pharmaceutical, Inc.'s Shareholders' Equity	15,660,203	528,421	16,188,624
Noncontrolling Interest	4,379,547	-2,416,777	1,962,770	i
Total Shareholders' Equity	20,039,750	-1,888,356	18,151,394
Total Liabilities & Shareholders' Equity	61,873,327	-1,962,622	$59,910,705

Consolidated Statement of Operations

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations

	As previously		(Restated)
	reported	Adjustments	2008

Revenue	$25,041,986	$-	$25,041,986
Cost of goods sold	(15,740,107)	-	(15,740,107)
Gross profit	9,301,879	-	9,301,879
Selling expenses	2,708,968	-	2,708,968
General and administrative expenses
Bad debts	2,730,434	-	2,730,434
Amortization of intangibles	153,303	(153,303)	-	c, d
Amortization of debt issue costs	264,962	(264,962)	-	j
Depreciation and amortization expense	861,979	(24,539)	837,440	c
Director remuneration	185,468	(185,468)	-	j
Goodwill impairment	7,776,223	(3,635,114)	4,141,109	c
Inventory wirtten down to net realizable value	392,535	-	392,535
Other general and administrative expenses	3,787,684	401,657	4,189,341	j
Research and development expenses	1,461,951	-	1,461,951
Total operating expenses	20,323,507	(3,861,729)	16,461,778
Operating income / (loss)	(11,021,628)	3,861,729	(7,159,899)
Other income (expenses)
Interest income	-	133,251	133,251	j
Interest expense	(4,961,430)	(398,358)	(5,359,788)	j
Other income (expenses)	(1,311,140)	-	(1,311,140)
		-
Loss before income taxes	(17,294,198)	3,596,622	(13,697,576)
Income taxes	-	776,295	776,295	b
Net Loss	(17,294,198)	2,820,327	(14,473,871)
		-
Less: Net loss attributable to the noncontrolling interests	(1,478,278)	(1,514,795)	(2,993,073)
Net loss attributable to Benda Pharmaceutical, Inc.	$(15,815,920)	$4,335,122	$(11,480,798)
Consolidated Statement of Cash Flows

Consolidated Statement of Cash Flows

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows

	For the year ended December 31, 2008
	As previously reported	Adjustments	As restated

Cash Flows From Operating Activities
Net loss	$(15,815,920)	$1,342,049	$(14,473,871)	i
Adjustments to reconcile net loss to net cash used in
Bad debt provision	2,730,434	-	2,730,434
Inventory written down to net realizable value	392,535	-	392,535
Goodwill impairment provision	7,776,223	(4,141,109)	3,635,114	c
Minority interest	(1,478,278)	1,478,278	-	i
Depreciation, including amounts in cost of sales	2,086,178	-	2,086,178
Amortization of intangible assets	705,259	(25,521)	679,738	c, d
Amortization of debt issuance costs	264,962	-	264,962
Amortization of convertible notes discount	3,520,876	-	3,520,876
Income tax benefit	-	(198,730)	(198,730)	c
Penalty to investors settled by issuance of common stock	497,081	-	497,081
Directors remuneration settled by issuance of common stock	75,900	-	75,900
Changes in operating assets and liabilities:
Trade receivables	(2,213,453)	619,483	(1,593,970)	a
Other receivables	195,547	(195,547)	-	a
Short term loan receivable	(146,685)	146,685	-	a
Advance for inventory purchase	-	676,222	676,222	a
Inventories	(784,749)	1	(784,748)	a
Prepaid expenses and other current assets	359,673	(969,373)	(609,700)	a, b
Accounts payable	2,528,101	(2,104,836)	423,265	g
Customer deposit	-	(159,762)	(159,762)	g
Others payable	-	1,949,869	1,949,869	g
Accrued expense	-	23,762	23,762	g
Wages payable	-	355,688	355,688	g
Accrued taxes	(1,503,800)	1,178,924	(324,876)	b
Net cash used in operating activities	(810,116)	(23,917)	(834,033)
Cash Flows From Investing Activities
Addition of notes receivable	-	(155,044)	(155,044)	a
Collection of notes receivable	-	7,208	7,208	a
Restricted cash	-	(2,546,930)	(2,546,930)	e
Purchases of property and equipment and construction-in-progress	(1,708,213)	-	(1,708,213)
Disposal of intangible assets	172,548	-	172,548
Advance to related parties	-	(342,724)	(342,724)	a
Net cash used in investing activities	(1,535,665)	(3,037,490)	(4,573,155)
Cash Flows From Financing Actives
Borrowing (advance) from related party	(1,080,947)	342,725	(738,222)	a
Proceeds and repayments of borrowings under government debts payable, net		-	-
Proceeds and repayments of borrowings under commercial bank notes, net		-
Proceeds and repyaments of borrowings under government debts payable	322,884	(322,884)	-	a
Repayments of borrowings under bank loans, net	1,852,796	2,443,171	4,295,967	g
Net cash provided by (used in) financing activities	1,094,733	2,463,012	3,557,745
Effect of exchange rate changes on cash	553,827	145,762	699,589	i
Net decrease in cash and cash equivalents	(697,221)	(452,633)	(1,149,854)
Cash and cash equivalents, beginning of period	1,266,240	467,880	1,734,120	a
Cash and cash equivalents, end of period	$569,019	$15,247	$584,266	a

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