Form 10-Q
period 2010-03-31
Benda Pharmaceutical, Inc.
filed 2010-05-24
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 24, 2010: 105,155,355 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31 2010	December 31 2009
Assets
Current Assets
Cash and cash equivalents	$937,735	$191,095
Trade receivables, net	12,694,639	12,405,018
Advance for inventory purchase	1,612,098	2,110,857
Note receivables	-	81,426
Inventories	3,657,029	2,038,987
Due from related parties, short term	31,447	30,861
Prepaid expenses and other current assets	1,300,024	1,720,237
Total current assets	20,232,972	18,578,481

Due from related parties, long term	3,054,840	3,032,726
Property and equipments, net	28,478,714	28,658,131
Investment	117,024	-
Intangible assets, net	6,465,608	6,629,501
Restricted cash	4,471,257	4,409,334
Other assets	2,285,268	2,285,581
Total Assets	$65,105,683	$63,593,754

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable	$2,026,953	$902,079
Customer deposit	1,423,847	1,507,147
Other payable	4,771,662	4,547,558
Accrued liabilities	5,784,247	6,175,538
Convertible notes	7,260,000	7,260,000
Short-term debt	13,166,927	11,598,066
Accrued VAT and other taxes	630,201	795,013
Acquisition price payable	1,422,548	1,422,743
Wages payable	1,214,685	1,187,075
Due to related parties, short term	2,801,000	2,791,447
Redeemable common stock, 2,049,560 shares at $3.6 per share	7,376,366	7,376,366
Total current liabilities	47,878,436	45,563,032
Government grant payable	1,789,195	1,789,439
Due to related parties, long-term	118,186	118,202
Deferred tax liability	764,362	778,026
Total liabilities	50,550,179	48,248,699

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 105,155,355 shares issued and outstanding	105,155	105,155
Additional paid in capital	22,108,427	22,108,427
Accumulated deficit	(18,248,187)	(17,481,559)
Statutory surplus reserve fund	2,642,775	2,642,775
Accumulative other comprehensive income	6,423,829	6,268,111
Shares issuable for services	503,860	503,860
Total Benda Pharmaceutical, Inc.'s Shareholers' Equity	13,535,859	14,146,769
Noncontrolling Interest	1,019,645	1,198,286
Total Shareholders' Equity	14,555,504	15,345,055
Total Liabilities & Shareholders' Equity	$65,105,683	$63,593,754

The accompany notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(unaudited)

	THREEMONTHS ENDED MARCH 31,
		(Restated)
	2010	2009
Revenue	$4,140,615	$5,515,803
Cost of goods sold	(2,341,445)	(3,142,791)
Gross profit	1,799,170	2,373,012
Selling expenses	639,966	394,193
General and administrative expenses	724,467	1,120,807
Depreciation and Amortization Expense	424,106	222,829
Research and development expenses	390,930	301,684
Total operating expenses	2,179,469	2,039,513
Operating income / (loss)	(380,299)	333,499

Interest Expense	(369,967)	(1,270,381)
Other Income (expense)	70,277	(17,189)
Government subsidies	5,103	26,372
Loss before income taxes	(674,886)	(927,699)
Income taxes	73,253	288,799
Net Loss	(748,139)	(1,216,498)
Less: Net gain (loss) attributable to the noncontrolling Interests	18,489	(210,154)
Net loss attributable to Benda Pharmaceutical, Inc.	$(766,628)	$(1,006,344)

Other Comprehensive Loss
Foreign currency translation gain (loss)	(41,412)	(428,439)
Comprehensive Loss	(789,551)	(1,644,937)
Comprehensive gain (loss) attributable to the noncontrolling interest	(178,641)	(200,286)
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(610,910)	$(1,444,651)

Net loss per share - basic and diluted
Net loss attributable to Benda Pharmaceutical, Inc.	$(0.01)	$(0.01)
Weighted average shares outstanding - basic and diluted	105,155,355	105,155,355

The accompany notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2010	2009
		(Restated)
Cash Flows From Operating Activities
Net loss	$(748,139)	$(1,216,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposals of fixed assets	4,551	-
Bad debt provision	-	256,338
Inventory written down to net realizable value	-	247,479
Depreciation, including amounts in cost of sales	580,484	490,065
Amortization of intangible assets	108,962	182,531
Amortization of debt issuance costs	-	55,485
Amortization of convertible notes discount	-	864,049
Changes in operating assets and liabilities:
Trade receivables	(289,621)	(832,110)
Advance for inventory purchase	498,759	-
Short-term loan receivable	-	44,130
Other receivables	(127,848)	(382,711)
Prepaid expenses and other current assets	548,061	(338,363)
Inventories	(1,618,042)	(714,466)
Accounts payable	733,583	1,260,067
Customer deposit	(83,300)	-
Other payable	202,159	-
Wages payable	27,610	-
Government grant payable	-	1,283,960
Accrued taxes	(178,476)	(294,123)
Net cash provided by (used in) operating activities	(341,257)	905,833

Cash Flows From Investing Activities
Investment cost paid	(117,024)	-
Purchases of property and equipment and construction-in-progress	(623,627)	(33,852)
Collection of notes receivable	81,426	-
Net cash used in investing activities	(659,225)	(33,852)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under related parties, net	(13,147)	(29,716)
Proceeds and repayments of borrowings under short term debt	1,528,883	(444,692)
Net cash provided by (used in) financing activities	1,515,736	(474,408)
Effect of exchange rate changes on cash	231,386	32,573
Net increase in cash and cash equivalents	746,640	430,146

Cash and cash equivalents, beginning of period	191,095	584,266

Cash and cash equivalents, end of period	$937,735	$1,014,412

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$467,079
Cash paid for income taxes	$-	$246,101

The accompany notes are an integral part of these consolidated financial statements

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of RMB 60 million due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreement with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of RMB 2.56 million due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was RMB 62.56 million or $8.58 million. As of March 31, 2010 an accumulated amount, approximately RMB 52.83 million or $7.16 million was paid leaving a balance of RMB 9.73 million or $1.42 million.

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

 As of March 31, 2010, the organization and ownership structure of the Company is as follows:

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has recurring losses and has a working capital deficiency at March 31, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on May 18, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full ye;ar. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

These consolidated financial statements include the accounts of Benda, Ever Leader, Benda Ebei, Jiangling Benda, Yidu Benda, Beijing Shusai and Sibiono. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

3.	Restatement

On May 12, 2010, the Company discovered that its financial statements for the year ended December 31, 2008 and 2007, and the quarterly periods within the year 2007 to 2009 should not be relied upon due to multiple errors found in the accounting treatment of a business combination transaction completed in March 2007 resulting in adjustment of assets and liabilities to fair market value. The Company also adjusted certain other assets and intangible assets due to errors in the accounting treatment of these assets resulting in additional expenses for the prior periods. To correct the above noted errors, the Company has restated the accompanying Consolidated Statements of Operations and Cash Flows for the three months period ended March 31, 2009, and the notes to the consolidated financial statements. The impact to the March 31, 2009 Balance Sheet is not presented here. The following is a summary items affected by the corrections described above:

	THREE MONTHS ENDED MARCH 31, 2009
	As Previously Reported	Adjustments	As Restated
Revenue	5,515,803	-	5,515,803
Cost of goods sold	(3,142,791)	-	(3,142,791)
Gross profit	2,373,012	-	2,373,012
Selling expenses	394,193	-	394,193
General and administrative expenses	1,065,321	55,486	1,120,807	a
Depreciation and Amortization Expense	284,801	(61,972)	222,829	b
Research and development expenses	301,684	-	301,684
Total operating expenses	2,045,999	(6,486)	2,039,513
Operating income / (loss)	327,013	6,486	333,499
Interest Expense	(1,270,381)	-	(1,270,381)
Other Income	(17,189)	-	(17,189)
Government subsidies / grants	26,372	-	26,372
Loss before income taxes	(934,185)	6,486	(927,699)
Income taxes	302,378	(13,579)	288,799	b
Net Loss	(1,236,563)	20,065	(1,216,498	)c
Less: Net loss attributable to the noncontrolling Interests	(196,006)	(14,148)	(210,154	)c
Net loss attributable to Benda Pharmaceutical, Inc.	(1,040,557)	34,213	(1,006,344)

Other Comprehensive Loss
Foreign currency translation loss	(52,320)	(376,119)	(428,439	)c
Comprehensive Loss	(1,288,883)	(356,054)	(1,644,937)
Comprehensive loss attributable to the noncontrolling interest	(196,006)	(4,280)	(200,286	)c
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	(1,092,877)	(351,774)	(1,444,651)

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED MARCH 31, 2009
	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities
Net loss	$(1,236,563)	$20,065	$(1,216,498	)c
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	256,338	-	256,338
Inventory written down to net realizable value	247,479	-	247,479
Depreciation, including amounts in cost of sales	490,065	-	490,065
Amortization of intangible assets	182,531	-	182,531
Amortization of debt issuance costs	55,485	-	55,485
Amortization of convertible notes discount	864,049	-	864,049
Changes in operating assets and liabilities:
Trade receivables	(832,110)	-	(832,110)
Short-term loan receivable	44,130	-	44,130
Other receivables	92,668	(475,379)	(382,711	)d
Prepaid expenses and other current assets	(130,932)	(207,431)	(338,363	)d
Inventories	(714,466)	-	(714,466)
Accounts payable	1,303,352	(43,285)	1,260,067	d
Government grant payable	-	1,283,960	1,283,960	d
Accrued taxes	(197,167)	(96,956)	(294,123	)d
Net cash provided by operating activities	424,859	480,974	905,833

Cash Flows From Investing Activities
Purchases of property and equipment and construction-in-progress	(33,852)	-	(33,852)
Net cash used in investing activities	(33,852)	-	(33,852)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under related parties, net	(29,716)	-	(29,716)
Proceeds and repayments of borrowings under commercial bank notes, net	94,824	(539,516)	(444,692	)d
Net cash provided by (used in) financing activities	65,108	(539,516)	(474,408)
Effect of exchange rate changes on cash	(10,722)	43,295	32,573	c
Net increase in cash and cash equivalents	445,393	(15,247)	430,146

Cash and cash equivalents, beginning of period	569,019	15,247	584,266	d

Cash and cash equivalents, end of period	$1,014,412	$-	$1,014,412

a – These are minor reclassifications between G&A expense items.

b - When SiBiono was acquired at March 31, 2007, the assets and liabilities of SiBiono were not fair valued at March 31, 2007. The differences in these items are due to the difference between the fair value per valuation and book value at March 31, 2007.

c – The combination of other adjustments above.

d – Due to minor reclassifications between asset and liability items.

4.	Inventories

The Company’s inventories were comprised as follows:

	March 31, 2010	December 31, 2009
Raw materials	$1,464,618	$489,348
Packing materials	442,602	290,601
Other materials / supplies	76,942	83,247
Finished goods	775,563	588,604
Work-in-process	906,565	596,449
Total inventories at cost	3,666,290	2,048,249

Less: Reserves on inventories	(9,261)	(9,262)

Total inventories, net	$3,657,029	$2,038,987

5.	Short-term debt

The Company’s short term debt was comprised as follows:

	March 31, 2010	December 31, 2009
Ebei - one year bank loan due in October 2010, bear interest at 9% per annum, secured by Ebei Benda’s Machinery.	$438,840	$438,900

Ebei- bank acceptance notes from SHPudong Development Bank with redemption dates various from one to six months subsequent to year end, secured by buildings, machinery and equipment of Benda Ebei and Jiangling Benda.	8,942,058	8,160,503

Ebei - Five-month loan from Shenzhen Shourenben Enterprise Consulting (SZ) Co., Ltd. due in May 2010, bear monthly interest at 1%.	531,786	-

Sibiono - Three loans from Shourenben Enterprise Consulting (SZ) Co., Ltd. due in May and June 2010, bear monthly interest at 1.5%.	277,932	21,945

Sibiono- three-year bank loan due in April 2008 bearing annual interest at 6.366%. Loan is currently in default.	2,976,311	2,976,718	(a)
	$13,166,927	$11,598,066

(a)   SiBiono – Bank Loan in default

As of March 31, 2010 and December 31, 2009, Sibiono, had an outstanding bank loan for the amount of $2,976,311 and $2,976,718, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes. The loan carries annual interest rate of 6.34% and matured in April 2008. The loan is personally guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono and is collateralized by Sibiono’s land use right.

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

6.	Related Party Transactions

Due from related parties at March 31, 2010 and December 31, 2009 were comprised as follows:

	Relationship	March 31, 2010	December 31, 2009
Current
Qin Yu	Vice president
Shenzhen SiBiono		$1,482	$2,024
Xiaoji Zhang	Minority shareholder
Shenzhen SiBiono		5,423	5,423
Hua Xu	General Manager's Sister
Shenzhen SiBiono		22,723	22,726
Rong He	Manager
Shenzhen SiBiono		1,819	688
		$31,447	$30,861
Non current
Yiqing Wan	CEO & Director
Ever Leader		$649,536	$646,586
Benda Ebei		539,048	520,712
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Yidu Benda		1,602,731	1,602,950
Ever Leader		231,266	230,216
Feng Wang	Minority shareholder
Beijing Shusai		32,259	32,262
		$3,054,840	$3,032,726

The balance owned by the Yiqing Wan, CEO & Director, and the Company under his control, totaled $ 3,022,581 and $3,000,464 as of March 31, 2010 and December 31, 2009, respectively. This is a violation of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits personal loans to executives.

Due to related parties at March 31, 2010 and December 31, 2009 were comprised as follows:

	Relationship	March 31, 2010	December 31, 2009
Current
Wei Xu	VP, CEO's Spouse & Director
Shenzhen SiBiono		$294,205	$234,569
Everleader		1,362,359	1,356,172
BPMA		36,184	36,184
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Benda Ebei		28,524	28,528
Jiangliang Benda		778,029	793,864
Beijing Shusai		14,109	14,111
SiBiono Zhongjia Gene Tech (SZ) Co., Ltd.	Associate company
Shenzhen SiBiono		59,896	103,948
Yiqing, Wan	CEO & Director
Shenzhen SiBiono		227,694	224,071
		$2,801,000	$2,791,447
Non current
Wei Xu	VP, CEO's Spouse & Director
Benda Ebei		$23,891	$23,894
Beijing Shusai		65,330	65,339
Yiqing, Wan	CEO & Director
Yidu Benda		559	559
Hui Xu	Manager
Benda Ebei		28,406	28,410
		$118,186	$118,202

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

7.	Equity Investment

Sibiono and North American Gene Diagnostics and Therapeutics Ltd. (HK) entered into a business agreement to set up Shenzhen Sibiono Zhongjia Gene Technology Ltd. (Zhongjia) during June 2009. The business license of the new joint entity was obtained in January 2010 and Sibiono made the capital contribution of RMB 800,000 in February 2010. The new entity's legal representative is Mr. Wan, Yiqing. The registered capital is RMB 2 million. Sibiono's share of the registered capital is 40% (RMB 800,000), the other party’s share is 60% (RMB 1.2 million).

Zhongjia did not have significant operations during the quarter ended March 31, 2010.

8.	Segment Information

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

Selected financial information for each of these segments for the three months ended March 31, 2010 and 2009 were as follows:

	THREE MONTHS ENDED MARCH 31,
Branded/Generic medicine segment	2010	2009
Revenue from external customers	$2,815,568	$4,360,300
Cost of sales	(1,920,224)	(2,659,782)
Gross profit	895,344	1,700,518
Gross margin	32%	39%
Research and development	(340,961)	(147)
Selling expense	(389,296)	(202,469)
General and administrative expense	(163,522)	(87,336)
Segment contribution	$1,565	$1,410,566
Contribution margin	0%	32%
Total assets, segment	$27,456,686	$22,399,392

	THREE MONTHS ENDED MARCH 31,
Active pharmaceutical ingredients segment	2010	2009
Revenue from external customers	$631,964	$422,262
Cost of sales	(345,910)	(421,606)
Gross profit	286,054	656
Gross margin	45%	0%
Research and development	-	-
Selling expense	(10,577)	(3,914)
General and administrative expense	(118,842)	(261,183)
Segment contribution	$156,635	$(264,441)
Contribution margin	25%	-63%
Total assets, segment	$13,082,389	$13,011,848

	THREE MONTHS ENDED MARCH 31,
Bulk chemicals segment	2010	2009
Revenue from external customers	$-	$-
Cost of sales	-	-
Gross profit	-	-
Gross margin	-	-
Research and development	-	-
Selling expense	-	-
General and administrative expense	(147,142)	(45,076)
Segment contribution	$(147,142)	$(45,076)
Contribution margin	0%	0%
Total assets, segment	$8,367,685	$9,394,742

	THREE MONTHS ENDED MARCH 31,
Pharynigitis killer therapy segment	2010	2009
Revenue from external customers	$-	$-
Cost of sales	-	-
Gross profit	-	-
Gross margin	-	-
Research and development	-	-
Selling expense	-	-
General and administrative expense	(5,033)	(7,246)
Segment contribution	$(5,033)	$(7,246)
Contribution margin	0%	0%
Total assets, segment	$114,321	$103,421

	THREE MONTHS ENDED MARCH 31,
Gendicine (Ad-p53) segment	2010	2009
Revenue from external customers	$693,083	$733,083
Cost of sales	(75,311)	(61,403)
Gross profit	617,772	671,680
Gross margin	89%	92%
Research and development	(49,969)	(301,537)
Selling expense	(240,093)	(187,809)
General and administrative expense	(288,926)	(683,093)
Segment contribution	$38,784	$(500,759)
Contribution margin	6%	-68%
Total assets, segment	$14,950,202	$15,000,819

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Total revenue from external customers	$4,140,615	$5,515,803
Cost of sales	(2,341,445)	(3,142,791)
Gross profit	1,799,170	2,373,012
Gross margin	43%	43%
Research and development	(390,930)	(301,684)
Selling expense	(639,966)	(394,192)
General and administrative expense	(723,465)	(1,083,934)
Segment contribution	$44,809	$593,202
Contribution margin	1%	11%
Total assets, segment	$63,971,283	$59,910,222

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Total segment contribution	$44,809	$593,202
Unallocated amounts:
Government subsidy	5,103	26,372
Other income/(expenses)	(97,752)	(17,189)
Other corporate expenses	(627,046)	(1,530,084)
Total loss before noncontrolling interest and income taxes	$(674,886)	$(927,699)

The other corporate expenses per the above table for the three months ended March 31, 2010 and 2009 composed of the following events:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Wages and salaries	$65,000	$98,333
Audit and accounting	-	25,000
Amortization of debt issue cost	-	55,485
Consulting fee	32,910	3,092
Investor relation, transfer agent and filing fees	-	2,720
Director renumeration	22,500	22,500
Legal fee	304,451	43,519
Travel and transportation	-	1,810
Interest expense	201,938	1,270,381
Miscellaneous	247	7,244
Total	$627,046	$1,530,084

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the three months ended March 31, 2010 and 2009:

	THREE MONTHS ENDED MARCH 31,
	2010	2009
Total assets, segment	$63,971,283	$59,910,222

Total assets of corporate:
Cash and cash equivalent	11,828	31,070
Bank indebtedness	-	1,288,257
Prepaid expenses	232	2,950
Due from related parties	648,112	660,102
Construction-in-progress capitalized interest	474,228	-
Debt issuance cost	-	55,485
Total assets	$65,105,683	$61,948,086

The following table shows how the noncontrolling interest for the three months ended March 31, 2010 and 2009 was derived:

	Three Months Ended March 31, 2010
	Benda Ebei	Jiangling Benda	Yidu Benda	Beijing Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,565	156,635	(147,142)	(5,033)	38,784	$44,809
Interest income/ (expenses)	(110,523)	(1,388)	-	-	(56,118)	(168,029)
Other income / (expenses)	(25,931)	(609)	990	-	69,992	44,442
Government subsidy	-	5,103	-	-	-	5,103
Income taxes	(86,845)	-	-	-	13,592	(73,253)
Loss before noncontrolling interest	$(221,734)	159,741	(146,152)	(5,033)	66,250	$(146,928)

Noncontrolling interest percentage	5%	5%	5%	25%	39.87%
Noncontrolling interest	$(7,346)	7,987	(7,308)	(1,258)	26,414	$18,489

	Three months Ended March 31, 2009
	Benda Ebei	Jiangling Benda	Yidu Benda	Beijing Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,410,724	(264,441)	(45,076)	(7,246)	(500,759)	$593,202
Interest income/ (expenses)	(60,541)	28	3	-	(45,352)	(105,862)
Other income / (expenses)	(14,680)	(1,574)	989	-	4,929	(10,336)
Government subsidy		26,372				26,372
Income taxes	(302,537)	-	-	-	-	(302,537)
Income (Loss) before noncontrolling interest	$1,032,966	(239,615)	(44,084)	(7,246)	(541,182)	$200,839

Noncontrolling interest percentage	5.00%	9.75%	9.75%	28.75%	42.88%
Noncontrolling interest	$51,648	(23,362)	(4,298)	(2,083)	(232,059)	$(210,154)

9.	Subsequent Events

In April 2010, Jiangling Benda obtained a one year loan from Hubei Province Rural Credit with principle amount of RMB 2 million ($292,556) that bears interest at 6% per annum. The loan is secured by a third party commercial loan guarantee company for a fee.

Item 2. Management’s Discussion and Analysis or Plan of Operation

 The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”, "will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Report on Form 10-K, filed with the SEC, and as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Operational Results

The Three Months Ended March 31, 2010 and 2009
The following table provides key components of our operational results for the three months ended March 31, 2010 and 2009 for Benda Pharmaceutical, Inc.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations

	THREE MONTHS ENDED MARCH 31,
		(Restated)
	2010	2009
Revenue	$4,140,615	$5,515,803
Cost of goods sold	(2,341,445)	(3,142,791)
Gross profit	1,799,170	2,373,012

Selling expenses	639,966	394,193

General and administrative expenses	724,467	1,120,807
Depreciation and Amortization Expense	424,106	222,829
Research and development expenses	390,930	301,684
Total operating expenses	2,179,469	2,039,513
Operating income / (loss)	(380,299)	333,499

Interest Expense	(369,967)	(1,270,381)
Other Income (expense)	70,277	(17,189)
Government subsidies	5,103	26,372
Loss before income taxes	(674,886)	(927,699)
Income taxes	73,253	288,799

Net Loss	(748,139)	(1,216,498)
Less: Net gain (loss) attributable to the noncontrolling Interests	18,489	(210,154)
Net loss attributable to Benda Pharmaceutical, Inc.	$(766,628)	$(1,006,344)

Other Comprehensive Loss
Foreign currency translation gain (loss)	(41,412)	(428,439)
Comprehensive Loss	(789,551)	(1,644,937)
Comprehensive gain (loss) attributable to the noncontrolling interest	(178,641)	(200,286)
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(610,910)	$(1,444,651)

Net loss per share - basic and diluted
Net loss attributable to Benda Pharmaceutical, Inc.	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	105,155,355	105,155,355

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

Net revenue decreased by $1.4 million (or 24.93%) to $4.1 million for the three months ended March 31, 2010 from $5.5 million for the three months ended March 31, 2009. Decrease in revenue is principally attributed to the following factors:

1.
One of Benda’s subsidiaries, Benda Ebei’s net revenue decreased $1.6 million (or 35.43%) to $2.8 million for the three months ended March 31, 2010 from $4.4 million for the three months ended March 31, 2009. It was mainly due to maintenance activity during the three months ended March 31, 2010, no such activity in the same period during 2009.

2.	One of Benda’s subsidiaries, Jiangling Benda, achieved $0.63 million and $0.42 million for the three months ended March 31, 2010 and 2009, respectively.

Jiangling Benda plans to produce four types of active pharmaceutical ingredients and they are Ribavirin, Asarin, Levofloxacin and Ribose whereas the production of Ribose does not require the GMP certificate, but the production of the other three products do require the GMP certificate.

On April 9, 2008, Jiangling Benda received the approved GMP Certificate from the Chinese State Food and Drug Administration ("SFDA") which authorized the production of Ribavrin.  The other two products, Asarin and Levolfozacin, are still under the stage of GMP certificate approving process. Management could not estimate the exact timing for obtaining those certificates.

3.
One of Benda’s subsidiaries, Yidu Benda ceased operations due to the plant closing in mid January 2007 to upgrade its waster water treatment system to comply with new environmental standards enforced by PRC local government.

Yidu Benda completed its upgrading of the waster water system and passed the government’s verification and testing of equipment in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. Management cannot estimate the exact timing for obtaining the final approval on the actual production process. Furthermore, management is searching for new products to be produced in Yidu Benda with higher profit margins.

4.
One of Benda’s subsidiaries, Beijing Shusai was incorporated on July 15, 2006. China’s State Food and Drug Administration (SFDA) recently experienced an overhaul in its policies and regulatory systems in an effort to fight against corruption in Chinese pharmaceutical industry. Beijing Shusai’s operation has been adversely affected by this recent policy changes which prohibits some state-owned hospitals from forming alliances with private companies. Management cannot estimate that such situation could be resolved in the coming future.

5.
One of Benda’s subsidiaries, SiBiono, net revenue decreased $0.04 million (or 5.46%) to $0.69 million for the three months ended March 31, 2010 from $0.73 million the three months ended March 31, 2009. The decrease in net revenue is mainly due to the fact that SiBiono previously underwent a process of re-engineering of the production department during the year of 2010.

SiBiono GMP - On October 16, 2003, SiBiono successfully obtained a New Drug License from the State Food & Drug Administration of China (SFDA), and then, in April 4, 2004, SiBiono obtained “Manufacture Certificate” and “Certificate of GMP for Pharmaceutical Product”, so far being fully qualified for the market launch of Recombinant Human Ad-p53 Injection, trademarked as Gendicine ®  in China. Gendicine ® is the commercialized gene therapy product approved in the PRC government agency. On May 19, 2008, SiBiono received an official notice from the PRC State of SFDA in which it mentioned that during the random inspection performed by the PRC State of SFDA on April 8 to April 10, 2008, the PRC State of SFDA discovered there were several production procedures that did not meet the requirement stated in GMP, thus it required SiBiono to perform necessary improvements in order to fulfill the GMP requirements and the PRC State of SFDA collected back the distributed GMP certificate until the necessary improvements being carried out and passed the examination that conducted by SFDA.  On June 10, 2008, SiBiono received another official notice from Guangdong Province SFDA and they demanded the same requirements as stated in the official notice which issued by the PRC State of SFDA dated on May 19, 2008.  On November 24, 2008, SiBiono received another official notice from Guangdong Province SFDA which mentioned that after the examination conducted by Shenzhen City SFDA, the Guangdong Province SFDA consent SiBiono to carry out production on a trial basis.  It further required SiBiono strictly to follow the requirements of GMP to organize trial production and follow the procedures to apply for GMP Certificate verification.

On July 14, 2009, SiBiono obtained the final approved GMP Certificate, in order words, the SFDA allowed SiBiono to resume its production and sales.

Cost of Goods Sold
Cost of goods sold decreased $0.8 million (or 25.50%) to $2.34 million for the three months ended March 31, 2010 from $3.14 million for the three months ended March 31, 2009 primarily due to the decrease in sales volume in Benda Ebei.

Gross Profit
Gross profit decreased $0.57 million (or 24.2%) to $1.8 million for the three months ended March 31, 2010 from $2.37 million for the three months ended March 31, 2009, which was mainly due to the decrease in sales volume of Gendicine which has a high gross profit margin.

Selling Expenses:
Selling expenses increased $0.25 million (or 62.35%) to $0.64 million for the three months ended March 31, 2010 from $0.39 million the three months ended March 31, 2010, primarily due to the increased promotion efforts made by the management.

General and Administrative Expenses:
General and administrative decreased $0.40 million (or 35.36%) to $0.72 million for the three months ended March 31, 2010 from $1.12 million for the three months ended March 31, 2009, primarily due to less bad debt expense incurred in 2010.

Operating Income / (Loss):
The Company had an operating loss of $0.38 million for the three months ended March 31, 2010, while the operating income from comparative period for 2009 was $0.33 million.

Interest Expense:
Interest expense was $0.37 million and $1.27 million for the three months ended March 31, 2010 and 2009 respectively. The decrease is mainly due to the amortization of debt discount related to the convertible note during the first quarter of 2009 while there was no such expense in the same period of 2010.

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes was made for the three months ended March 31, 2010 and 2009 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes was made for the three months ended March 31, 2010 and 2009 as Ever Leader did not have reportable taxable income for the periods.

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

The exemption periods for Benda Ebei, Jiangling Benda and Yidu Benda expired in the year of 2006, after which they are subject to a 50% reduction in state income taxes, at 18%; whereas the full income tax rate is 33%. The remaining tax holidays will expire in 2010.

However, starting and effective from January 1, 2008, the full income tax rate changed from 33% to 25% according to the new PRC taxation regulations. Therefore these subsidiaries are subject to the regular full income tax rate at 25% after the tax holidays expire in 2010.

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

Benda Ebei recorded $86,845 income tax for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $0.34 million for the three months ended March 31, 2010, while for the three months ended March 31, 2009 was positive $0.9 million.

a)	Non-cash operating activities, reconciliation items to net loss

For the three months ended March 31, 2009, an amount about $2.1 million non-cash operating activities was reconciled back to the net loss and which mainly included amortization of debt discount and debt issue cost, bad debt provision, amortization of intangible assets, and depreciation.

However, for the three months ended March 31, 2010, about $0.69 million of non-cash operating activities was reconciled back to the net loss and summarized as follows:

1.	Factors: $0.58 million incurred on depreciation; and $0.11 million incurred on amortization of intangible assets.

b)	Trade receivables

The net amount of trade receivable was increased by $0.29 million for the three months ended March 31, 2010. Management acknowledges that the net balance of the trade receivable, as of March 31, 2010, was a significant asset to the company. However, management believes that the above situation is temporarily due to the following reasons:

a)
Customers whom have sales relationships with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that  collectibility from those is out of question;

b)	Management realized that it did affect the cash flow situation of the company; therefore the company will put more efforts to reduce the balance of trade receivables.

For the three months ended March 31, 2010 and 2009, the amount spent in investing activities were $0.66 million and $0.03 million respectively. The investing activities were relatively small for the reporting periods.

Financing cash inflow was $1.52 million for the three months ended March 31, 2010, while the financing cash outflow was $0.47 million for the three months ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due the following factors:

1. There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

2. Significant errors were found in our prior years accounting treatments that require restatements of our prior years filed financial statements.

3. There is personal loan to executives which is a violation of Section 402 of the Sarbanes-Oxley Act of 2002

Management is currently evaluating remediation plans for the above control deficiencies.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

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

A hearing on the application of Pope Investments, LLC ("Pope") seeking the appointment of a receiver was held on March 29, 2010. The parties filed post-trial briefs on April 7, 2010. As of this date, the Court has not yet ruled on Pope's application. Since the hearing, the remaining defendants, including the Benda directors and officers named as defendants, have filed a motion to dismiss Pope's complaint against them. No date has yet been set for Pope's response to the motion or the parties' arguments to the Court on the motion.

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

Item 4.  (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

On January 12, 2010, the Company filed a Form 8-K disclosing a Complaint filed against the Company.

On March 3, 2010, the Company filed a Form 8-K disclosing a change in the Company’s auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC. Registrant

Date: May 24, 2010	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer,
Chief Financial and Accounting Officer
Chairman of Board of Directors