Form 10-Q
period 2010-06-30
Benda Pharmaceutical, Inc.
filed 2010-08-23
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 23, 2010: 105,155,355 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$1,166,037	$191,095
Trade receivables, net of allowance of doubtful accounts of $5,456,178 and $5,202,311, respectively	13,390,698	12,405,018
Advance for inventory purchase	1,781,200	2,110,857
Note receivables	-	81,426
Inventories	3,581,104	2,038,987
Due from related parties, short term	30,337	30,861
Prepaid expenses and other current assets	1,336,780	1,720,237
Total current assets	21,286,156	18,578,481

Due from related parties, long term	3,068,092	3,032,726
Property and equipments, net	28,278,038	28,658,131
Investment	117,496	-
Intangible assets, net	6,362,021	6,629,501
Restricted cash	5,798,023	4,409,334
Other assets	2,294,486	2,285,581
Total Assets	$67,204,312	$63,593,754

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable	$1,649,975	$902,079
Customer deposit	1,536,128	1,507,147
Other payable	4,595,197	4,547,558
Accrued liabilities	7,493,695	6,175,538
Convertible notes	7,260,000	7,260,000
Short-term debt	14,845,254	11,598,066
Accrued VAT and other taxes	719,378	795,013
Acquisition price payable	1,428,286	1,422,743
Wages payable	370,248	1,187,075
Due to related parties, short term	2,810,667	2,791,447
Redeemable common stock, 2,049,560 shares at $3.6 per share	7,376,366	7,376,366
Total current liabilities	50,085,194	45,563,032
Government grant payable	1,796,411	1,789,439
Due to related parties, long-term	118,662	118,202
Deferred tax liability	753,833	778,026
Total liabilities	52,754,100	48,248,699

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 105,155,355 shares issued and outstanding	105,155	105,155
Additional paid in capital	22,108,427	22,108,427
Accumulated deficit	(18,583,734)	(17,481,559)
Statutory surplus reserve fund	2,642,775	2,642,775
Accumulative other comprehensive income	6,605,932	6,268,111
Shares issuable for services	503,860	503,860
Total Benda Pharmaceutical, Inc.'s Shareholers' Equity	13,382,415	14,146,769
Noncontrolling Interest	1,067,797	1,198,286
Total Shareholders' Equity	14,450,212	15,345,055
Total Liabilities & Shareholders' Equity	$67,204,312	$63,593,754

The accompany notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30		JUNE 30
		(Restated)		(Restated)
	2010	2009	2010	2009
Revenue	$10,159,849	$11,440,412	$6,019,234	$5,924,609
Cost of goods sold	(5,765,317)	(6,699,079)	(3,423,872)	(3,556,288)
Gross profit	4,394,532	4,741,333	2,595,362	2,368,321
Selling expenses	(1,365,017)	(1,016,366)	(725,051)	(622,173)
General and administrative expenses	(1,443,088)	(4,021,657)	(718,621)	(2,900,850)
Depreciation and Amortization Expense	(816,970)	(445,782)	(392,864)	(222,953)
Research and development expenses	(765,282)	(118,083)	(374,352)	183,601
Total operating expenses	(4,390,357)	(5,601,888)	(2,210,888)	(3,562,375)
Operating income / (loss)	4,175	(860,555)	384,474	(1,194,054)

Interest Expense	(728,768)	(1,633,247)	(358,801)	(362,866)
Other Income (expense)	(11,565)	45,776	(81,842)	62,965
Government subsidies	-	26,383	(5,103)	11
Loss before income taxes	(736,158)	(2,421,643)	(61,272)	(1,493,944)
Income taxes	(316,595)	(57,235)	(243,342)	231,564
Net Loss	(1,052,753)	(2,478,878)	(304,614)	(1,262,380)
Less: Net gain (loss) attributable to the noncontrolling Interests	49,422	(230,892)	30,933	(20,738)
Net loss attributable to Benda Pharmaceutical, Inc.	$(1,102,175)	$(2,247,986)	$(335,547)	$(1,241,642)

Other Comprehensive Loss
Foreign currency translation gain (loss)	157,910	(310,411)	199,322	118,028
Comprehensive Loss	(894,843)	(2,789,289)	(105,292)	(1,144,352)
Comprehensive gain (loss) attributable to the noncontrolling interest	(130,489)	(230,892)	48,152	(30,606)
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(764,354)	$(2,558,397)	$(153,444)	$(1,113,746)

Net loss per share - basic and diluted
Net loss attributable to Benda Pharmaceutical, Inc.	$(0.01)	$(0.02)	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and diluted	105,155,355	105,155,355	105,155,355	105,155,355

The accompany notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
		(Restated)
Cash Flows From Operating Activities
Net loss	$(1,052,753)	$(2,478,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposals of fixed assets	4,551	-
Bad debt provision	233,311	2,808,862
Inventory written down to net realizable value	-	124,239
Depreciation, including amounts in cost of sales	1,137,628	980,389
Amortization of intangible assets	293,023	352,313
Amortization of debt issuance costs	-	55,485
Amortization of convertible notes discount	-	864,049
Changes in operating assets and liabilities:
Trade receivables	(1,218,991)	(1,502,651)
Advance for inventory purchase	(131,891)	(1,064,488)
Other receivables	(185,597)	(581,974)
Prepaid expenses and other current assets	1,158,459	-
Inventories	(1,542,117)	(500,178)
Accounts payable	2,066,053	1,289,366
Customer deposit	28,981	42,796
Other payable	25,694	411,112
Wages payable	(816,827)	74,841
Accrued taxes	(229,539)	(369,977)
Net cash provided by (used in) operating activities	(230,015)	505,306

Cash Flows From Investing Activities
Investment in joint venture	(117,496)	-
Purchases of property and equipment and construction-in-progress	(662,535)	(456,065)
Collection of notes receivable	81,426	154,691
Net cash used in investing activities	(698,605)	(301,374)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under related parties, net	(15,162)	-
Proceeds and repayments of borrowings under short term debt	1,880,444	(123,064)
Net cash provided by (used in) financing activities	1,865,282	(123,064)
Effect of exchange rate changes on cash	38,280	897,706
Net increase in cash and cash equivalents	974,942	978,574

Cash and cash equivalents, beginning of period	191,095	584,266

Cash and cash equivalents, end of period	$1,166,037	$1,562,840

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$99,035	$253,139
Cash paid for income taxes	$343,255	$788,511

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of RMB 60 million due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreement with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of RMB 2.56 million due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was RMB 62.56 million or $8.58 million. As of June 30, 2010 an accumulated amount, approximately RMB 52.83 million or $7.16 million was paid leaving a balance of RMB 9.73 million or $1.42 million.

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

 As of June 30, 2010, the organization and ownership structure of the Company is as follows:

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has recurring losses and has a working capital deficiency at June 30, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

2.                                      Basis of Preparation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on May 18, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

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

3.                                         Restatement

On May 12, 2010, the Company discovered that its financial statements for the year ended December 31, 2008 and 2007, and the quarterly periods within the year 2007 to 2009 should not be relied upon due to multiple errors found in the accounting treatment of a business combination transaction completed in March 2007 resulting in adjustment of assets and liabilities to fair market value. The Company also adjusted certain other assets and intangible assets due to errors in the accounting treatment of these assets resulting in additional expenses for the prior periods. To correct the above noted errors, the Company has restated the accompanying Consolidated Statements of Operations and Cash Flows for the three and six months period ended June 30, 2009, and the notes to the consolidated financial statements. The impact to the June 30, 2009 Balance Sheet is not presented here. The following is a summary items affected by the corrections described above:

	SIX MONTH ENDED JUNE 30, 2009
	As previously reported	Adjustments	As Restated

Revenue	$11,440,412	$-	$11,440,412
Cost of goods sold	(6,699,079)	-	(6,699,079)
Gross profit	4,741,333	-	4,741,333
Selling expenses	(1,016,366)	-	(1,016,366)
General and administrative expenses
Bad debts	(2,808,862)	-	(2,808,862)
Depreciation and amortization expense	(458,695)	12,913	(445,782	) b
Inventory wirtten down to net realizable value	(124,239)	-	(124,239)
Other general and administrative expenses	(1,088,417)	(139)	(1,088,556	) a
Research and development expenses	(118,083)	-	(118,083)
Total operating expenses	(5,614,662)	12,774	(5,601,888)
Operating loss	(873,329)	12,774	(860,555)
Other income (expenses)
Government subsidies / grants	26,383	-	26,383
Interest income	85,192	-	85,192
Interest expenses	(1,718,439)	-	(1,718,439)
Other income	45,776	-	45,776
Net loss before income taxes	(2,434,417)	12,774	(2,421,643)
Income taxes	(84,412)	27,177	(57,235	) c
Net loss	(2,518,829)	39,951	(2,478,878	) c
Less: Net loss attributable to the noncontrolling interests	(202,574)	(28,318)	(230,892	) c
Net loss attributable to Benda Pharmaceutical, Inc.	$(2,316,255)	$68,269	$(2,247,986)
Other Comprehensive Loss
Foreign currency translation loss	(51,784)	(258,627)	(310,411	) c
Comprehensive Loss	(2,570,613)	(218,676)	(2,789,289)
Comprehensive loss attributable to the noncontrolling interest	(202,574)	(28,318)	(230,892	) c
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(2,368,039)	$(190,358)	$(2,558,397)

Net loss per share - basic and diluted
Net loss attributable to Benda Pharmaceutical, Inc.	$(0.02)		$(0.02)
Weighted average shares outstanding - basic and diluted	105,155,355		105,155,355

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	SIX MONTHS ENDED JUNE 30, 2009
	As previously reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net loss	$(2,518,829)	$39,951	$(2,478,878	) c
Adjustments to reconcile net loss to net cash provided by operating activities:		-
Bad debt provision	2,808,862	-	2,808,862
Inventory written down to net realizable value	124,239	-	124,239
Depreciation, including amounts in cost of sales	980,389	-	980,389
Amortization of intangible assets	365,225	(12,912)	352,313	b
Amortization of debt issuance costs	55,485	-	55,485
Amortization of convertible notes discount	864,049	-	864,049
Changes in operating assets and liabilities:
Trade receivables	(1,494,650)	(8,001)	(1,502,651	) d
Other receivables	(2,335)	(579,639)	(581,974	) d
Advance for inventory purchase	-	(1,064,488)	(1,064,488	) d
Inventories	(500,177)	(1)	(500,178	) d
Prepaid expenses and other current assets	(453,153)	453,153	-	d
Accounts payable	1,818,056	59	1,818,115	d
Accrued taxes	(628,603)	258,626	(369,977	) d
Net cash provided by operating activities	1,418,558	(913,252)	505,306
Cash Flows From Investing Activities		-
Collection of notes receivable		154,691	154,691	d
Purchases of property and equipment and construction-in-progress	(456,065)	-	(456,065)
Net cash used in investing activities	(456,065)	154,691	(301,374)
Cash Flows From Financing Actives
Proceeds and repayments of borrowings under short term debt	146,685	(269,749)	(123,064	) d
Proceeds and repayments of borrowings under related parties	(99,366)	99,366	-	d
Proceeds and repayments of borrowings under government debts payable	(94,450)	94,450	-	d
Repayments of borrowings under bank loans, net	(20,441)	20,441	-	d
Net cash used in financing activities	(67,572)	(55,492)	(123,064)
Effect of exchange rate changes on cash	(10,795)	908,501	897,706	c
Net increase in cash and cash equivalents	884,126	94,448	978,574
Cash and cash equivalents, beginning of period	569,019	15,247	584,266	c
Cash and cash equivalents, end of period	$1,453,145	$109,695	$1,562,840

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

4.                                         Inventories

The Company’s inventories were comprised as follows:

	June 30, 2010	December 31, 2009
Raw materials	$2,228,261	$489,348
Packing materials	368.025	290,601
Other materials / supplies	67,482	83,247
Finished goods	869.084	588,604
Work-in-process	57,550	596,449
Total inventories at cost	3,590,402	2,048,249

Less: Reserves on inventories	(9,298)	(9,262)

Total inventories, net	$3,581,104	$2,038,987

5.                                         Short-term debt

The Company’s short term debt was comprised as follows:

	June 30, 2010	December 31, 2009
Ebei - one year bank loan due in October 2010, bear interest at 9% per annum, secured by Ebei Benda’s Machinery.	$440,610	$438,900

Ebei- bank acceptance notes from SHPudong Development Bank with redemption dates various from one to six months subsequent to year end, secured by buildings, machinery and equipment of Benda Ebei and Jiangling Benda.	10,310,641	8,160,503

Ebei - Five-month loan from Shenzhen Shourenben Enterprise Consulting (SZ) Co., Ltd. matured in May 2010, bearing monthly interest at 1% and unsecured. Loan is currently in default.	533,931	-

Sibiono - Three loans from Shourenben Enterprise Consulting (SZ) Co., Ltd. due in June 2011, bearing monthly interest at 1.5% and unsecured.	279,053	21,945

Sibiono- three-year bank loan due in April 2008 bearing annual interest at 6.366%. Loan is currently in default. See (a) below for more detail.	2,987,279	2,976,718	(a)

Jiangling- One-year bank loan from Hubei Province Rural Credit due in April 2011, bearing annual interest at 7.2% and secured by a third party commercial loan guarantee company.	293,740	-
	$14,845,254	$11,598,066

(a)   SiBiono – Bank Loan in default

As of June 30, 2010 and December 31, 2009, Sibiono, had an outstanding bank loan for the amount of $2,987,279 and $2,976,718, respectively, which was used primarily to fund construction in progress projects and for general working capital purposes. The loan carries annual interest rate of 6.366% and matured in April 2008. The loan is personally guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono and is collateralized by Sibiono’s land use right.

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

6.                                        Related Party Transactions

Due from related parties at June 30, 2010 and December 31, 2009 were comprised as follows:

	Relationship	June 30, 2010	December 31, 2009
Current
Qin Yu	Vice president
Shenzhen SiBiono		$1,488	$2,024
Xiaoji Zhang	Minority shareholder
Shenzhen SiBiono		5,445	5,423
Hua Xu	General Manager's Sister
Shenzhen SiBiono		22,815	22,726
Rong He	Manager
Shenzhen SiBiono		589	688
		$30,337	$30,861
Non current
Yiqing Wan	CEO & Director
Ever Leader		$647,872	$646,586
Benda Ebei		546,494	520,712
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Yidu Benda		1,610,665	1,602,950
Ever Leader		230,674	230,216
Feng Wang	Minority shareholder
Beijing Shusai		32,387	32,262
		$3,068,092	$3,032,726

The balance owned by the Yiqing Wan, CEO & Director, and the Company under his control, totaled $ 3,035,705 and $3,000,464 as of June 30, 2010 and December 31, 2009, respectively. This is a violation of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits personal loans to executives.

Due to related parties at June 30, 2010 and December 31, 2009 were comprised as follows:

	Relationship	June 30, 2010	December 31, 2009
Current
Wei Xu	VP, CEO's Spouse & Director
Shenzhen SiBiono		$295,894	$234,569
Everleader		1,416,289	1,356,172
BPMA		36,184	36,184
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Benda Ebei		28,639	28,528
Jiangliang Benda		781,093	793,864
Beijing Shusai		14,166	14,111
SiBiono Zhongjia Gene Tech (SZ) Co., Ltd.	Associate company
Shenzhen SiBiono		-	103,948
Yiqing, Wan	CEO & Director
Shenzhen SiBiono		233,577	224,071
Pong, Tsiaohuei	Shareholder & Chairman
Shenzhen SiBiono		4,825	-
		$2,810, 667	$2,791,447
Non current
Wei Xu	VP, CEO's Spouse & Director
Benda Ebei		$23,988	$23,894
Beijing Shusai		65,593	65,339
Yiqing, Wan	CEO & Director
Yidu Benda		561	559
Hui Xu	Manager
Benda Ebei		28,520	28,410
		$118,662	$118,202

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

7.                                         Equity Investment

Sibiono and North American Gene Diagnostics and Therapeutics Ltd. (HK) entered into a business agreement to set up Shenzhen Sibiono Zhongjia Gene Technology Ltd. (Zhongjia) during June 2009. The business license of the new joint entity was obtained in January 2010 and Sibiono made the capital contribution of approximately $117,000 (RMB 800,000) in February 2010. The new entity's legal representative is Mr. Wan, Yiqing. The registered capital is approximately $292,500 (RMB 2 million). Sibiono's share of the registered capital is 40% (RMB 800,000), the other party’s share is 60% (RMB 1.2 million).

Zhongjia did not have significant operations during the six months period ended June 30, 2010.

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

Selected financial information for each of these segments for the six and three months ended June 30, 2010 and 2009 were as follows:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
Branded/Generic medicine segment	2010	2009	2010	2009
Revenue from external customers	$7,511,357	$8,729,686	$4,695,789	$4,369,227
Cost of sales	(4,808,016)	(5,549,051)	(2,887,792)	(2,889,269)
Gross profit	2,703,341	3,180,635	1,807,997	1,479,958
Gross margin	36%	36%	39%	34%
Research and development	(682,109)	(2,301)	(341,148)	(2,155)
Selling expense	(834,022)	(413,312)	(444,726)	(210,843)
General and administrative expense	(516,227)	(1,976,544)	(352,705)	(2,005,398)
Segment contribution	$670,983	$788,478	$669,418	$(738,438)
Contribution margin	9%	0%	14%	-17%
Total assets, segment	$28,994,673	$21,586,163	$28,994,673	$21,586,163

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
Active pharmaceutical ingredients segment	2010	2009	2010	2009
Revenue from external customers	$1,011,248	$790,062	$374,181	$367,801
Cost of sales	(801,509)	(967,595)	(455,599)	(545,989)
Gross profit	209,739	(177,533)	(81,418)	(178,188)
Gross margin	21%	-22%	-22%	-48%
Research and development	-	(73)	-	(73)
Selling expense	(20,288)	(14,725)	(9,711)	(10,810)
General and administrative expense	(258,620)	(321,009)	(139,778)	(59,826)
Segment contribution	$(69,169)	$(513,340)	$(230,907)	$(248,897)
Contribution margin	-7%	-65%	-62%	-68%
Total assets, segment	$13,239,029	$12,873,740	$13,239,029	$12,873,740

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
Bulk chemicals segment	2010	2009	2010	2009
Revenue from external customers	$2,274	$-	$2,274	$-
Cost of sales	-	-	-	-
Gross profit	2,274	-	2,274	-
Gross margin	100%	0%	100%	0%
Research and development	-	-	-	-
Selling expense	-	-	-	-
General and administrative expense	(291,881)	(208,448)	(144,739)	(107,999)
Segment contribution	$(289,607)	$(208,448)	$(142,465)	$(107,999)
Contribution margin	0%	0%	0%	0%
Total assets, segment	$8,263,877	$8,904,719	$8,263,877	$8,904,719

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
Pharynigitis killer therapy segment	2010	2009	2010	2009
Revenue from external customers	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Gross margin	0%	0%	0%	0%
Research and development	-	-	-	-
Selling expense	-	-	-	-
General and administrative expense	(10,079)	(14,475)	(5,046)	(7,229)
Segment contribution	$(10,079)	$(14,475)	$(5,046)	$(7,229)
Contribution margin	0%	0%	0%	0%
Total assets, segment	$78,054	$97,875	$78,054	$97,875

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
Gendicine (Ad-p53) segment	2010	2009	2010	2009
Revenue from external customers	$1,634,970	$1,920,664	$946,990	$1,187,581
Cost of sales	(155,792)	(182,433)	(80,481)	(121,030)
Gross profit	1,479,178	1,738,231	866,509	1,066,551
Gross margin	90%	91%	92%	90%
Research and development	(83,173)	(115,709)	(33,204)	185,829
Selling expense	(510,707)	(588,331)	(270,614)	(400,520)
General and administrative expense	(596,281)	(1,474,721)	(312,458)	(737,235)
Segment contribution	$289,017	$(440,530)	$250,233	$114,625
Contribution margin	18%	0%	26%	10%
Total assets, segment	$15,392,632	$14,766,550	$15,392,632	$14,766,550

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Total revenue from external customers	$10,159,849	$11,440,412	$6,019,234	$5,924,609
Cost of sales	(5,765,317)	(6,699,079)	(3,423,872)	(3,556,288)
Gross profit	4,394,532	4,741,333	2,595,362	2,368,321
Gross margin	43%	41%	43%	40%
Research and development	(765,282)	(118,083)	(374,352)	183,601
Selling expense	(1,365,017)	(1,016,368)	(725,051)	(622,173)
General and administrative expense	(1,673,088)	(3,995,197)	(954,726)	(2,911,266)
Segment contribution	$591,145	$(388,315)	$541,233	$(981,517)
Contribution margin	6%	-3%	9%	-17%
Total assets, segment	$65,968,265	$58,229,047	$65,968,265	$58,229,047

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Total segment contribution	$591,145	$(388,315)	$541,233	$(981,517)
Unallocated amounts:
Government subsidies / grants	-	26,384	-	12
Other income/(expenses)	(330,961)	(122,170)	(233,209)	(104,981)
Other corporate expenses	(996,342)	(1,937,542)	(369,296)	(407,458)
Total net loss before noncontrolling interest and income taxes	$(736,158)	$(2,421,643)	$(61,272)	$(1,493,944)

The other corporate expenses per the above table for the six and three months ended June 30, 2010 and 2009 composed of the following events:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Wages and salaries	$130,000	$195,016	$65,000	$71,683
Audit and accounting	35,906	49,997	35,906	49,997
Consulting fee	9,742	6,216	(23,168)	3,124
Investor relation, transfer agent and filing fees	-	2,720	-	-
Director renumeration	45,000	45,000	22,500	22,500
Legal fee	366,002	104,567	61,551	61,048
Taxes and levies	-	-	-	(1,810)
Interest expense	409,372	1,465,301	207,434	194,920
Miscellaneous	320	68,725	73	5,996
Total	$996,342	$1,937,542	$369,296	$407,458

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the six and three months ended June 30, 2010 and 2009:

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Total assets, segment	$65,968,265	$58,229,047	$65,968,265	$58,229,047

Total assets of corporate:
Cash and cash equivalent	11,738	16,148	11,738	16,148
Prepaid expesnes and deposit	231	232	231	232
Due from related parties	644,917	660,322	644,917	660,322
Construction-in-progress capitalized interest	579,161	-	579,161	-
Total assets	$67,204,312	$58,905,749	$67,204,312	$58,905,749

The following table shows how the noncontrolling interest for the six months ended June 30, 2010 and 2009 was derived:

	Six Months Ended June 30, 2010
	Benda	Jiangling	Yidu	Beijing	Shenzhen
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$670,983	(69,169)	(289,607)	(10,079)	289,017	$591,145
Interest income/ (expenses)	(184,067)	(19,166)	1	-	(116,164)	(319,396)
Other income / (expenses)	(55,170)	(3,417)	-	-	(7,970)	(66,557)
Income taxes	(343,787)	-	-	-	27,192	(316,595)
Income / (loss) before noncontrolling interest	$87,959	(91,752)	(289,606)	(10,079)	192,075	$(111,403)

Noncontrolling interest percentage	5.00%	5.00%	5.00%	25.00%	39.87%
Noncontrolling interest	$(5,570)	(4,588)	(14,480)	(2,520)	76,580	$49,422

	Six Months Ended June 30, 2009
	Benda	Jiangling	Yidu	Beijing	Shenzhen
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$788,478	(513,340)	(208,448)	(14,475)	(440,530)	$(388,315)
Interest income/ (expenses)	(80,272)	(258)	3	-	(87,419)	(167,946)
Other income / (expenses)	199,556	99	1,979	-	58,695	260,329
Government subsidy	-	26,383	-	-	-	26,383
Income taxes	(84,412)	-	-	-	27,177	(57,235)
Income / (loss) before noncontrolling interest	$823,350	(487,116)	(206,466)	(14,475)	(442,077)	$(326,784)

Noncontrolling interest percentage	5.00%	5.00%	5.00%	25.00%	39.87%
Noncontrolling interest	$(16,339)	(24,356)	(10,323)	(3,619)	(176,255)	$(230,892)

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

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management.  When used in this document, the words “may”,  " will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties, as noted in the Company’s Report on Form 10-K, filed with the SEC, and as noted below.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Operational Results

The Six Months and Three Months Ended June 30, 2010 and 2009

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations

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

Net revenue decreased by $1.2 million (or 11.19%) to $10.2 million for the six months ended June 30, 2010 from $11.4 million for the six months ended June 30, 2009 and increased by $0.1 million (or 1.69%) to $6 million for the three months ended June 30, 2010 from $5.9 million for the three months ended June 30, 2009. Decrease in revenue is principally attributed to the following factors:

1.
One of Benda’s subsidiaries, Benda Ebei’s net revenue decreased $1.2 million (or 13.96%) to $7.5 million for the six months ended June 30, 2010 from $8.7 million for the six months ended June 30, 2009 and increased by $0.4 million (or 9.3%) to $4.7 million for the three months ended June 30, 2010 from $4.3 million for the three months ended June 30, 2009. It was mainly due to maintenance activity during the three months ended June 30, 2010, no such activity in the same period during 2009.

2.
One of Benda’s subsidiaries, Jiangling Benda, achieved $1 million and $0.79 million for the six months ended June 30, 2010 and 2009, and $0.374 million and $0.368 million for the three months ended June 30, 2010 and 2009, respectively.

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

5.
One of Benda’s subsidiaries, SiBiono, net revenue decreased $0.3 million (or 15.8%) to $1.6 million for the six months ended June 30, 2010 from $1.9 million the six months ended June 30, 2009 and decreased by $0.24 million (or 20.2%) to $0.95 million for the three months ended June 30, 2010 from $1.19 million for the three months ended June 30, 2009. The decrease in net revenue is mainly due to the fact that SiBiono previously underwent a process of re-engineering of the production department during the year of 2010.

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

Cost of Goods Sold
Cost of goods sold decreased $0.93 million (or 13.88%) to $5.77 million for the six months ended June 30, 2010 from $6.70 million for the six months ended June, 2009 and decreased by $0.13 million (or 3.65%) to $3.43 million for the three months ended June 30, 2010 from $3.56 million for the three months ended June 30, 2009, primarily due to the decrease in sales volume in Benda Ebei.

Gross Profit
Gross profit decreased $0.35 million (or 7.4%) to $4.39million for the six months ended June 30, 2010 from $4.74 million for the six months ended June 30, 2009 and increased by $0.22 million (or 9.28%) to $2.59 million for the three months ended June 30, 2010 from $2.37 million for the three months ended June 30, 2009, which was mainly due to the decrease in sales volume of Gendicine which has a high gross profit margin.

Selling Expenses:
Selling expenses increased $0.35 million (or 34.31%) to $1.37 million for the six months ended June 30, 2010 from $1.02 million the six months ended June 30, 2010 and increased by $0.1 million (or 15.87%) to $0.73 million for the three months ended June 30, 2010 from $0.63 million for the three months ended June 30, 2009, primarily due to the increased promotion efforts made by the management.

General and Administrative Expenses:
General and administrative decreased $2.58 million (or 64.18%) to $1.44 million for the six months ended June 30, 2010 from $4.02 million for the six months ended June 30, 2009 and decreased by $2.18 million (or 75.17%) to $0.72 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009, primarily due to less bad debt expense incurred in 2010.

Operating Income / (Loss):
The Company had an operating income of $4,175 for the six months and an operating loss of $0.38 million for the three months ended June 30, 2010, while the operating loss from comparative period for 2009 was $0.86 million and $1.19 million respectively.

Interest Expense:
Interest expense was $0.73 million and $1.63 million for the six months ended June 30, 2010 and 2009 respectively, while interest expense was $0.36 million for the three months ended June 30, 2010 and 2009 respectively. The decrease is mainly due to the amortization of debt discount related to the convertible note during the first quarter of 2009 while there was no such expense in the same period of 2010.

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes was made for the six months ended June 30, 2010 and 2009 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes was made for the six months ended June 30, 2010 and 2009 as Ever Leader did not have reportable taxable income for the periods.

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

Benda Ebei recorded $343,787 income tax for the six months ended June 30, 2010 and $256,942 income tax for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the operating activities was negative $0.23 million for the six months ended June 30, 2010, while for the six months ended June 30, 2009 was positive $0.51 million.

a)	Non-cash operating activities, reconciliation items to net loss

For the six months ended June 30, 2009, an amount about $5.19 million non-cash operating activities was reconciled back to the net loss and which mainly included amortization of debt discount and debt issue cost, bad debt provision, amortization of intangible assets, and depreciation.

However, for the six months ended June 30, 2010, about $1.67 million of non-cash operating activities was reconciled back to the net loss and summarized as follows:

1. Factors: $1.1 million incurred on depreciation; and $0.29 million incurred on amortization of intangible assets.

b)	Trade receivables

The net amount of trade receivable was increased by $1.2 million for the six months ended June 30, 2010. Management acknowledges that the net balance of the trade receivable, as of June 30, 2010, was a significant asset to the company. However, management believes that the above situation is temporarily due to the following reasons:

a)
Customers whom have sales relationships with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that  collectability from those is out of question;

b)	Management realized that it did affect the cash flow situation of the company; therefore the company will put more efforts to reduce the balance of trade receivables.

For the six months ended June 30, 2010 and 2009, the amount spent in investing activities were $0.7 million and $0.3 million respectively. The investing activities were relatively small for the reporting periods.

Financing cash inflow was $1.87 million for the six months ended June 30, 2010, while the financing cash outflow was $0.12 million for the six months ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due the following factors:

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

BENDA PHARMACEUTICAL, INC.
Registrant

Date: August 23, 2010	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer, Chief Financial and Accounting Officer
Chairman of Board of Directors