Form 10-Q
period 2010-09-30
Benda Pharmaceutical, Inc.
filed 2010-11-22
CIK 705868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2010: 105,155,355 shares of common stock.

BENDA PHARMACEUTICAL, INC.

FORM 10-Q

September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

Benda Pharmaceutical, Inc.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,398,815	$191,095
Trade receivables, net of allowance of doubtful accounts of $5,318,313 and $5,202,311, respectively	13,975,083	12,405,018
Advance for inventory purchase	2,149,960	2,110,857
Note receivables	-	81,426
Inventories	4,355,908	2,038,987
Due from related parties, short term	305,271	30,861
Prepaid expenses and other current assets	1,082,665	1,720,237
Total current assets	23,267,702	18,578,481

Due from related parties, long term	3,120,477	3,032,726
Property and equipments, net	28,645,233	28,658,131
Investment	119,760	-
Intangible assets, net	6,307,780	6,629,501
Restricted cash	4,762,897	4,409,334
Other assets	2,338,697	2,285,581
Total Assets	$68,562,546	$63,593,754

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable	$1,672,332	$902,079
Customer deposit	1,341,377	1,507,147
Other payable	4,453,474	4,547,558
Accrued liabilities	7,681,574	6,175,538
Convertible notes	7,260,000	7,260,000
Short-term debt	14,132,787	11,598,066
Accrued VAT and other taxes	709,132	795,013
Acquisition price payable	1,455,807	1,422,743
Wages payable	432,338	1,187,075
Due to related parties, short term	2,857,055	2,791,447
Redeemable common stock, 2,049,560 shares at $3.6 per share	7,376,366	7,376,366
Total current liabilities	49,372,242	45,563,032
Government grant payable	1,831,026	1,789,439
Due to related parties, long-term	120,949	118,202
Deferred tax liability	754,483	778,026
Total liabilities	52,078,700	48,248,699

Shareholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 105,155,355 shares issued and outstanding	105,155	105,155
Additional paid in capital	22,108,427	22,108,427
Accumulated deficit	(18,346,146)	(17,481,559)
Statutory surplus reserve fund	2,642,775	2,642,775
Accumulative other comprehensive income	8,218,466	6,268,111
Shares issuable for services	503,860	503,860
Total Benda Pharmaceutical, Inc.'s Shareholders' Equity	15,232,537	14,146,769
Noncontrolling Interest	1,251,309	1,198,286
Total Shareholders' Equity	16,483,846	15,345,055
Total Liabilities & Shareholders' Equity	$68,562,546	$63,593,754

The accompany notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Operations
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
		(Restated)		(Restated)
	2010	2009	2010	2009
Revenue	$16,857,713	$17,345,065	$6,697,864	$5,904,653
Cost of goods sold	(9,499,325)	(9,770,370)	(3,734,008)	(3,071,291)
Gross profit	7,358,388	7,574,695	2,963,856	2,833,362
Selling expenses	(1,786,412)	(1,868,482)	(421,395)	(852,116)
General and administrative expenses	(2,061,356)	(5,230,595)	(618,268)	(1,208,938)
Depreciation and amortization expenses	(1,268,299)	(724,749)	(451,329)	(278,967)
Research and development expenses	(1,154,203)	(283,473)	(388,921)	(165,390)
Total operating expenses	(6,270,270)	(8,107,299)	(1,879,913)	(2,505,411)
Operating income / (loss)	1,088,118	(532,604)	1,083,943	327,951

Interest expense	(1,187,545)	(2,104,510)	(458,777)	(471,263)
Other income (expense)	(14,813)	106,161	(3,248)	60,385
Government subsidies	-	26,386	-	3
Net income (loss) before income taxes	(114,240)	(2,504,567)	621,918	(82,924)
Income taxes	(654,921)	(123,043)	(338,326)	(65,808)
Net Income (Loss)	(769,161)	(2,627,610)	283,592	(148,732)
Less: Net income (loss) attributable to the noncontrolling Interests	95,426	(166,068)	46,004	64,824
Net income (loss) attributable to Benda Pharmaceutical, Inc.	$(864,587)	$(2,461,542)	$237,588	$(213,556)

Other Comprehensive Income (Loss)
Foreign currency translation gain	1,907,952	-	1,750,042	461,784
Comprehensive Income (Loss)	1,138,791	(2,627,610)	2,033,634	313,052
Comprehensive income (loss) attributable to the noncontrolling interest	53,023	(166,068)	183,512	64,824
Comprehensive income (loss) attributable to Benda Pharmaceutical, Inc.	$1,085,768	$(2,461,542)	$1,850,122	$248,228

Net earnings (loss) per share - basic and diluted
Net earnings (loss) attributable to Benda Pharmaceutical, Inc.	$(0.01)	$(0.02)	$0.00	$(0.00)
Weighted average shares outstanding - basic and diluted	105,155,355	105,155,355	105,155,355	105,155,355

The accompany notes are an integral part of these consolidated financial statements.

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
		(Restated)
Cash Flows From Operating Activities
Net loss	$(769,161)	$(2,627,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposals of fixed assets	4,551	-
Bad debt provision	243,929	3,080,334
Inventory written down to net realizable value	-	196,628
Depreciation, including amounts in cost of sales	1,737,563	1,471,304
Amortization of intangible assets	442,467	528,501
Amortization of debt issuance costs	-	55,485
Amortization of convertible notes discount	-	864,049
Changes in operating assets and liabilities:
Trade receivables	(1,813,993)	(2,435,969)
Advance for inventory purchase	(39,103)	(2,294,717)
Prepaid expenses and other current assets	637,572	(1,015,785)
Inventories	(2,316,921)	(195,850)
Accounts payable	2,276,288	2,860,986
Customer deposit	(165,770)	-
Other payable	(116,029)	-
Wages payable	(754,737)	-
Accrued taxes	(109,424)	396,142
Net cash provided by (used in) operating activities	(742,768)	883,498

Cash Flows From Investing Activities
Investment in joint venture	(119,760)	-
Purchases of property and equipment and construction-in-progress	(688,892)	(455,488)
Restricted cash	(353,563)	-
Collection of notes receivable	81,426	154,691
Net cash used in investing activities	(1,080,789)	(300,797)

Cash Flows From Financing Actives
Proceeds and repayments of borrowings under related parties, net	(293,806)	-
Proceeds and repayments of borrowings under short term debt	2,556,666	10,807
Net cash provided by (used in) financing activities	2,262,860	10,807
Effect of exchange rate changes on cash	768,417	303,761
Net increase in cash and cash equivalents	1,207,720	897,269

Cash and cash equivalents, beginning of period	191,095	584,266

Cash and cash equivalents, end of period	$1,398,815	$1,481,535

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$99,312	$298,139
Cash paid for income taxes	$344,214	$935,208

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

On April 5, 2007, Benda Ebei entered into an Equity Transfer Agreements with Shenzhen Yuanzheng Investment Development Co., Ltd. and Shenzhen Yuanxing Gene City Development Co., Ltd., the shareholders of Shenzhen SiBiono GeneTech Co., Ltd (“SiBiono”), to purchase 27.57% and 30% respectively of the shares of SiBiono’s common stock for total consideration of RMB 60 million due and payable on or before April 30, 2007. On June 11, 2007, Benda Ebei entered into an Equity Transfer Agreement with Huimin Zhang and Yaojin Wang, the individual shareholders of SiBiono, to purchase 1.6% and 0.96% respectively of the shares of SiBiono’s common stock for total consideration of RMB 2.56 million due and payable on or before June 30, 2007. Altogether, the total consideration for 60.13% shares of SiBiono’s common stock was RMB 62.56 million or $8.58 million. As of Sep 30, 2010 an accumulated amount, approximately RMB 52.83 million or $7.16 million was paid leaving a balance of RMB 9.73 million or $1.42 million.

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

 The organization and ownership structure of the Company is as follows:

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has recurring losses and has a working capital deficiency at September 30, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

3. Earnings per share

Basic earnings per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially diluting securities outstanding during each period.  At September 30, 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted earnings per share.

4. Restatement

On May 12, 2010, the Company discovered that its financial statements for the year ended December 31, 2008 and 2007, and the quarterly periods within the year 2007 to 2009 should not be relied upon due to multiple errors found in the accounting treatment of a business combination transaction completed in March 2007 resulting in adjustment of assets and liabilities to fair market value. The Company also adjusted certain other assets and intangible assets due to errors in the accounting treatment of these assets resulting in additional expenses for the prior periods. To correct the above noted errors, the Company has restated the accompanying Consolidated Statements of Operations and Cash Flows for the three and nine months period ended September 30, 2009, and the notes to the consolidated financial statements. The impact to the September 30, 2009 Balance Sheet is not presented here. The following is a summary items affected by the corrections described above:

	NINE MONTHS ENDED SEPTEMBER 30, 2009
	As previously reported	Adjustments	As Restated

Revenue	$17,345,065	$-	$17,345,065
Cost of goods sold	(9,770,370)	-	(9,770,370)
Gross profit	7,574,695	-	7,574,695
Selling expenses	(1,868,482)	-	(1,868,482)
General and administrative expenses
Bad debts	(3,080,334)	-	(3,080,334)
Depreciation and amortization expense	(688,730)	(36,019)	(724,749	)b
Inventory wirtten down to net realizable value	(196,628)	-	(196,628)
Other general and administrative expenses	(2,008,979)	55,346	(1,953,633	)a
Research and development expenses	(283,473)	-	(283,473)
Total operating expenses	(8,126,626)	19,327	(8,107,299)
Operating loss	(551,931)	19,327	(532,604)
Other income (expenses)
Government subsidies / grants	26,386	-	26,386
Interest income	-	-	-
Interest expenses	(2,104,510)	-	(2,104,510)
Other income	106,161	-	106,161
Net loss before income taxes	(2,523,894)	19,327	(2,504,567)
Income taxes	(163,803)	40,760	(123,043	)c
Net loss	(2,687,697)	60,087	(2,627,610	)c
Less: Net loss attributable to the noncontrolling interests	(123,599)	(42,469)	(166,068	)c
Net loss attributable to Benda Pharmaceutical, Inc.	$(2,564,098)	$102,556	$(2,461,542)
Other Comprehensive Loss
Foreign currency translation loss	-	-	-
Comprehensive Loss	(2,687,697)	60,087	(2,627,610)
Comprehensive loss attributable to the noncontrolling interest	(123,599)	(42,469)	(166,068	)c
Comprehensive loss attributable to Benda Pharmaceutical, Inc.	$(2,564,098)	$(102,556)	$(2,461,542)

Net loss per share - basic and diluted
Net loss attributable to Benda Pharmaceutical, Inc.	$(0.02)		$(0.02)
Weighted average shares outstanding - basic and diluted	105,155,355		105,155,355

Benda Pharmaceutical, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2009
	As previously reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net loss	$(2,687,697)	$60,087	$(2,627,610	)c
Adjustments to reconcile net loss to net cash provided by operating activities:		-
Bad debt provision	3,080,334	-	3,080,334
Inventory written down to net realizable value	196,628	-	196,628
Depreciation, including amounts in cost of sales	1,471,304	-	1,471,304
Amortization of intangible assets	547,919	(19,418)	528,501	b
Amortization of debt issuance costs	55,485	-	55,485
Amortization of convertible notes discount	864,049	-	864,049
Changes in operating assets and liabilities:
Trade receivables	(2,427,968)	(8,001)	(2,435,969	)d
Advance for inventory purchase	-	(2,294,717)	(2,294,717	)d
Inventories	(195,850)	-	(195,850)
Prepaid expenses and other current assets	(1,578,837)	563,052	(1,015,785	)d
Accounts payable	2,860,986	-	2,860,986
Accrued taxes	(991,582)	1,387,724	396,142	d
Net cash provided by operating activities	1,194,771	(311,273)	883,498
Cash Flows From Investing Activities		-
Collection of notes receivable		154,691	154,691	d
Purchases of property and equipment and construction-in-progress	(455,488)	-	(455,488)
Net cash used in investing activities	(455,488)	154,691	(300,797)
Cash Flows From Financing Actives
Proceeds and repayments of borrowings under short term debt	69,172	(58,365)	10,807	d
Net cash used in financing activities	69,172	(58,365)	10,807
Effect of exchange rate changes on cash	579	303,182	303,761	c
Net increase in cash and cash equivalents	809,034	88,235	897,269
Cash and cash equivalents, beginning of period	569,019	15,247	584,266	c
Cash and cash equivalents, end of period	$1,378,053	$103,482	$1,481,535

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

5. Inventories

The Company’s inventories were comprised as follows:

	September 30, 2010	December 31, 2009
Raw materials	$2,685,169	$489,348
Packing materials	294,151	290,601
Other materials / supplies	69,123	83,247
Finished goods	1,258,283	588,604
Work-in-process	58,659	596,449
Total inventories at cost	4,365,385	2,048,249

Less: Reserves on inventories	(9,477)	(9,262)

Total inventories, net	$4,355,908	$2,038,987

6. Short-term debt

The Company’s short term debt was comprised as follows:

	September 30, 2010	December 31, 2009
Ebei - one year bank loan due in October 2010 but paid off in September 2010, bear interest at 9% per annum, secured by Ebei Benda’s Machinery.	$-	$438,900

Ebei - one year bank loan due in September 2011, bear interest at 9% per annum, secured by Ebei Benda’s Machinery.	$299,400	$-

Ebei- bank acceptance notes from SHPudong Development Bank with redemption dates various from one to six months subsequent to period end, secured by buildings, machinery and equipment of Benda Ebei and Jiangling Benda.	9,112,538	8,160,503

Ebei - Five-month loan from Shenzhen Shourenben Enterprise Consulting (SZ) Co., Ltd. matured in May 2010, bearing monthly interest at 1% and unsecured. Loan is currently in default.	394,519	-

Sibiono - Three loans from Shourenben Enterprise Consulting (SZ) Co., Ltd. due in June 2011, bearing monthly interest at 1.5% and unsecured.	284,430	21,945

Sibiono- three-year bank loan due in April 2008 bearing annual interest at 6.366%. The loan was paid off in August 2010. See (a) below for more detail.	-	2,976,718	(a)

Sibiono- three-month loan from Yichang Shengshitongda Enterprises Ltd. due on November 20, 2010 bearing annual interest at 60% and unsecured.	3,742,500	-

Jiangling- One-year bank loan from Hubei Province Rural Credit due in April 2011, bearing annual interest at 7.2% and secured by a third party commercial loan guarantee company.	299,400	-
	$14,132,787	$11,598,066

(a)   SiBiono – Bank Loan in default

At December 31, 2009, Sibiono, had an outstanding bank loan for the amount of $2,976,718, which was used primarily to fund construction in progress projects and for general working capital purposes. The loan carries annual interest rate of 6.366% and matured in April 2008. The loan is personally guaranteed by Zhaohui Peng, the former Chairman and a shareholder of SiBiono and is collateralized by Sibiono’s land use rights.

The loan is in default since the maturity date until August 2010 when the Company borrowed funds from Yichang Shengshitongda Enterprises, Ltd. and paid off the loan.

7. Related Party Transactions

Due from related parties at September 30, 2010 and December 31, 2009 were comprised as follows:

	Relationship	September 30, 2010	December 31, 2009
Current
Qin Yu	Vice president
Shenzhen SiBiono		$1,517	$2,024
Xiaoji Zhang	Minority shareholder
Shenzhen SiBiono		5,550	5,423
Hua Xu	General Manager's Sister
Shenzhen SiBiono		23,254	22,726
Rong He	Manager
Shenzhen SiBiono		-	688
Wei Xu	VP, CEO's Spouse & Director
Benda Ebei		274,950	-
		$305,271	$30,861
Non current
Yiqing Wan	CEO & Director
Ever Leader		$650,091	$646,586
Benda Ebei		565,707	520,712
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Yidu Benda		1,640,204	1,602,950
Ever Leader		231,464	230,216
Feng Wang	Minority shareholder
Beijing Shusai		33,011	32,262
		$3,120,477	$3,032,726

The balance owned by the Yiqing Wan, CEO & Director, and the Company under his control, totaled $ 3,087,466 and $3,000,464 as of September 30, 2010 and December 31, 2009, respectively. This is a violation of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits personal loans to executives.

Due to related parties at September 30, 2010 and December 31, 2009 were comprised as follows:

	Relationship	September 30, 2010	December 31, 2009
Current
Wei Xu	VP, CEO's Spouse & Director
Shenzhen SiBiono		$301,596	$234,569
Everleader		1,434,205	1,356,172
BPMA		36,184	36,184
Hubei Benda Science and Technology Co. Ltd	Controlled by CEO
Benda Ebei		29,191	28,528
Jiangliang Benda		795,801	793,864
Beijing Shusai		14,439	14,111
SiBiono Zhongjia Gene Tech (SZ) Co., Ltd.	Associate company
Shenzhen SiBiono		-	103,948
Yiqing, Wan	CEO & Director
Shenzhen SiBiono		240,721	224,071
Pong, Tsiaohuei	Shareholder & Chairman
Shenzhen SiBiono		4,918	-
		$2,857, 055	$2,791,447
Non current
Wei Xu	VP, CEO's Spouse & Director
Benda Ebei		$24,450	$23,894
Beijing Shusai		66,857	65,339
Yiqing, Wan	CEO & Director
Yidu Benda		572	559
Hui Xu	Manager
Benda Ebei		29,070	28,410
		$120,949	$118,202

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

8. Equity Investment

Sibiono and North American Gene Diagnostics and Therapeutics Ltd. (HK) entered into a business agreement to set up Shenzhen Sibiono Zhongjia Gene Technology Ltd. (Zhongjia) during June 2009. The business license of the new joint entity was obtained in January 2010 and Sibiono made the capital contribution of approximately $119,000 (RMB 800,000) in February 2010. The new entity's legal representative is Mr. Wan, Yiqing. The registered capital is approximately $292,500 (RMB 2 million). Sibiono's share of the registered capital is 40% (RMB 800,000), the other party’s share is 60% (RMB 1.2 million).

Zhongjia did not have significant operations during the nine months period ended September 30, 2010.

9. Segment Information

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

Selected financial information for each of these segments for the nine and three months ended September 30, 2010 and 2009 were as follows:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Branded/Generic medicine segment	2010	2009	2010	2009
Revenue from external customers	$13,047,872	$13,617,252	$5,536,515	$4,887,566
Cost of sales	(8,317,348)	(8,600,569)	(3,509,332)	(3,051,518)
Gross profit	4,730,524	5,016,683	2,027,183	1,836,047
Gross margin	36%	37%	37%	38%
Research and development	(1,026,023)	-	(343,914)	2,301
Selling expense	(1,028,714)	(942,604)	(194,692)	(529,292)
General and administrative expense	(727,140)	(2,683,831)	(210,913)	(707,287)
Segment contribution	$1,948,647	$1,390,248	$1,277,664	$601,770
Contribution margin	15%	10%	23%	12%
Total assets, segment	$29,460,319	$24,091,492	$29,460,319	$24,091,492

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Active pharmaceutical ingredients segment	2010	2009	2010	2009
Revenue from external customers	$1,109,268	$817,137	$98,020	$27,075
Cost of sales	(898,934)	(901,431)	(97,425)	66,164
Gross profit	210,334	(84,294)	595	93,238
Gross margin	19%	-10%	1%	344%
Research and development	-	(143)	-	(70)
Selling expense	(27,719)	(16,576)	(7,431)	(1,851)
General and administrative expense	(402,470)	(526,094)	(143,850)	(205,085)
Segment contribution	$(219,855)	$(627,107)	$(150,686)	$(113,768)
Contribution margin	-20%	-77%	-154%	-420%
Total assets, segment	$13,530,958	$12,541,258	$13,530,958	$12,541,258

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Bulk chemicals segment	2010	2009	2010	2009
Revenue from external customers	$3,273	$-	$999	$-
Cost of sales	-	-	-	-
Gross profit	3,273	-	999	-
Gross margin	100%	0%	100%	0%
Research and development	-	-	-	-
Selling expense	-	-	-	-
General and administrative expense	(438,336)	(313,966)	(146,455)	(105,518)
Segment contribution	$(435,063)	$(313,966)	$(145,456)	$(105,518)
Contribution margin	0%	0%	-14560%	0%
Total assets, segment	$8,269,131	$8,820,946	$8,269,131	$8,820,946

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Pharynigitis killer therapy segment	2010	2009	2010	2009
Revenue from external customers	$147	$-	$147	$-
Cost of sales	(8)	-	(8)	-
Gross profit	139	-	139	-
Gross margin	95%	0%	95%	0%
Research and development	-	-	-	-
Selling expense	-	(733)	-	(733)
General and administrative expense	(15,156)	(19,609)	(5,077)	(5,134)
Segment contribution	$(15,017)	$(20,342)	$(4,938)	$(5,867)
Contribution margin	0%	0%	0%	0%
Total assets, segment	$74,648	$92,931	$74,648	$92,931

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Gendicine (Ad-p53) segment	2010	2009	2010	2009
Revenue from external customers	$2,697,153	$2,910,676	$1,062,183	$990,013
Cost of sales	(283,035)	(268,370)	(127,243)	(85,937)
Gross profit	2,414,118	2,642,306	934,940	904,076
Gross margin	90%	91%	88%	91%
Research and development	(128,180)	(283,330)	(45,007)	(167,621)
Selling expense	(729,979)	(908,569)	(219,272)	(320,238)
General and administrative expense	(926,274)	(1,745,240)	(329,993)	(270,520)
Segment contribution	$629,685	$(294,833)	$340,668	$145,697
Contribution margin	23%	0%	32%	15%
Total assets, segment	$15,751,458	$15,193,562	$15,751,458	$15,193,562

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Total revenue from external customers	$16,857,713	$17,345,065	$6,697,864	$5,904,653
Cost of sales	(9,499,325)	(9,770,370)	(3,734,008)	(3,071,291)
Gross profit	7,358,388	7,574,695	2,963,856	2,833,362
Gross margin	44%	44%	44%	48%
Research and development	(1,154,203)	(283,473)	(388,921)	(165,390)
Selling expense	(1,786,412)	(1,868,482)	(421,395)	(852,114)
General and administrative expense	(2,509,376)	(5,288,740)	(836,288)	(1,293,544)
Segment contribution	$1,908,397	$134,000	$1,317,252	$522,314
Contribution margin	11%	1%	20%	9%
Total assets, segment	$67,086,204	$60,740,188	$67,086,204	$60,740,188

The results of the total consolidated net profit before income taxes for the reporting periods are as follows:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Total segment contribution	$1,908,397	$134,000	$1,317,252	$522,314
Unallocated amounts:
Government subsidies / grants	-	26,386	-	4
Other income/(expenses)	(726,769)	(230,771)	(395,808)	(108,601)
Other corporate expenses	(1,295,868)	(2,434,182)	(299,526)	(496,641)
Total net loss before noncontrolling interest and income taxes	$(114,240)	$(2,504,567)	$621,918	$(82,924)

The other corporate expenses per the above table for the nine and three months ended September 30, 2010 and 2009 composed of the following events:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Wages and salaries	$195,000	$283,817	$65,000	$88,802
Audit and accounting	62,997	74,995	27,091	24,999
Consulting fee	14,517	9,336	4,775	3,120
Investor relation, transfer agent and filing fees	-	2,720	-	-
Director renumeration	67,500	67,500	22,500	22,500
Legal fee	479,846	158,134	113,844	53,567
Taxes and levies	-	-	-	-
Interest expense	475,589	1,767,578	66,217	302,277
Miscellaneous	419	70,102	99	1,376
Total	$1,295,868	$2,434,182	$299,526	$496,641

For the details of information of this particular, it should be read in conjunction with the management discussion and analysis section.

The following table shows the reconciliation between the segments assets and the total assets for the nine and three months ended September 30, 2010 and 2009:

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Total assets, segment	$67,086,204	$60,740,188	$67,086,204	$60,740,188

Total assets of corporate:
Cash and cash equivalent	11,662	12,168	11,662	12,168
Prepaid expense and deposit	232	-	232	-
Due from related parties	638,650	660,067	638,650	660,067
Construction-in-progress capitalized interest	825,798	-	825,798	-
Total assets	$68,562,546	$61,412,423	$68,562,546	$61,412,423

The following table shows how the non-controlling interest for the nine months ended September 30, 2010 and 2009 was derived:

	Nine Months Ended September 30, 2010
	Benda	Jiangling	Yidu	Beijing	Shenzhen
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,948,647	(219,855)	(435,063)	(15,017)	629,685	$1,908,397
Interest income/ (expenses)	(304,197)	(24,781)	1	-	(382,979)	(711,956)
Other income / (expenses)	(73,037)	(4,531)	-	-	(9,972)	(87,540)
Income taxes	(695,820)	-	-	(3)	40,902	(654,921)
Income / (loss) before non-controlling interest	$875,593	(249,167)	(435,062)	(15,020)	277,636	$453,980

Non-controlling interest percentage	5.00%	5.00%	5.00%	25.00%	39.87%
Non-controlling interest	$22,699	(12,458)	(21,753)	(3,755)	110,693	$95,426

	Nine Months Ended September 30, 2009
	Benda	Jiangling	Yidu	Beijing	Shenzhen
	Ebei	Benda	Benda	Shusai	SiBiono	Total
Segment operating profit / (loss)	$1,390,248	(627,107)	(313,966)	(20,342)	(294,833)	$134,000
Interest income/ (expenses)	(186,293)	(253)	4	-	(150,390)	(336,932)
Other income / (expenses)	149,299	(175)	2,968	-	118,697	270,789
Government subsidy	-	26,386	-	-	-	26,386
Income taxes	(163,803)	-	-	-	40,760	(123,043)
Income / (loss) before non-controlling interest	$1,189,451	(601,149)	(310,994)	(20,342)	(285,766)	$(28,800)

Non-controlling interest percentage	5.00%	5.00%	5.00%	25.00%	39.87%
Non-controlling interest	$(1,440)	(30,057)	(15,550)	(5,086)	(113,935)	$(166,068)

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

Results of Operations

The Nine Months and Three Months Ended September 30, 2010 and 2009.

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

Revenue decreased by $0.49 million (or 2.81%) to $16.86 million for the nine months ended September 30, 2010 from $17.35 million for the nine months ended September 30, 2009 and increased by $0.80 million (or 13.43%) to $6.70 million for the three months ended September 30, 2010 from $5.90 million for the three months ended September 30, 2009. Decrease in revenue principally attributed to the following factors:

1.
One of Benda’s subsidiaries, Benda Ebei’s revenue decreased $0.57 million (or 4.19%) to $13.05 million for the nine months ended September 30, 2010 from $13.62 million for the nine months ended September 30, 2009 and increased by $0.65 million (or 13.29%) to $5.54 million for the three months ended September 30, 2010 from $4.89 million for the three months ended September 30, 2009. It was mainly due to maintenance activity during the three months ended September 30, 2010, no such activity in the same period during 2009.

2.
One of Benda’s subsidiaries, Jiangling Benda, achieved $1.11 million and $0.82 million for the nine months ended September 30, 2010 and 2009, and $0.098 million and $0.027 million for the three months ended September 30, 2010 and 2009, respectively.

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

3.
One of Benda’s subsidiaries, Yidu Benda ceased operations due to the plant closing in mid January 2007 to upgrade its waste water treatment system to comply with new environmental standards enforced by PRC local government.

Yidu Benda completed its upgrading of the waste water system and passed the government’s verification and testing of equipment in October 2007. It is now permitted for the testing on actual production process. Once the actual products are produced, then the environmental government bodies will re-test the production results. Management cannot estimate the exact timing for obtaining the final approval on the actual production process. Furthermore, management is searching for new products to be produced in Yidu Benda with higher profit margins.

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

5.
One of Benda’s subsidiaries, SiBiono, net revenue decreased $0.21 million (or 7.34%) to $2.70 million for the nine months ended September 30, 2010 from $2.91 million the nine months ended September 30, 2009 and increased by $0.07 million (or 7.29%) to $1.06 million for the three months ended September 30, 2010 from $0.99 million for the three months ended September 30, 2009. The decrease in net revenue is mainly due to the fact that SiBiono previously underwent a process of re-engineering of the production department during the year of 2010.

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

Cost of Goods Sold
Cost of goods sold decreased $0.27 million (or 2.77%) to $9.50 million for the nine months ended September 30, 2010 from $9.77 million for the nine months ended September 30, 2009 and increased by $0.66 million (or 21.58%) to $3.73 million for the three months ended September 30, 2010 from $3.07 million for the three months ended September 30, 2009, primarily due to the decrease in sales volume and increase in raw material costs in Benda Ebei.

Gross Profit
Gross profit decreased $0.22 million (or 2.86%) to $7.36million for the nine months ended September 30, 2010 from $7.57 million for the nine months ended September 30, 2009 and increased by $0.13 million (or 4.61%) to $2.96 million for the three months ended September 30, 2010 from $2.83 million for the three months ended September 30, 2009, which was mainly due to the decrease in sales volume of Gendicine which has a high gross profit margin.

Selling Expenses:
Selling expenses decreased $0.08 million (or 4.39%) to $1.79 million for the nine months ended September 30, 2010 from $1.87 million the nine months ended September 30, 2010 and decreased by $0.43 million (or 50.55%) to $0.42 million for the three months ended September 30, 2010 from $0.85 million for the three months ended September 30, 2009, primarily due to the increased promotion efforts made by the management.

General and Administrative Expenses:
General and administrative decreased $3.17 million (or 60.59%) to $2.06 million for the nine months ended September 30, 2010 from $5.23 million for the nine months ended September 30, 2009 and decreased by $0.59 million (or 48.86%) to $0.62 million for the three months ended September 30, 2010 from $1.21 million for the three months ended September 30, 2009, primarily due to less bad debt expense incurred in 2010.

Operating Income / (Loss):
The Company had an operating income of $1.09 million for the nine months ended September 30, 2010 and $1.08 million for the three months ended September 30, 2010, while the operating loss from comparative period was $0.53 million for the nine months ended September 30, 2009 and an operating income of $0.33 million for the three months ended September 30, 2009.

Interest Expense:
Interest expense was $1.19 million and $2.10 million for the nine months ended September 30, 2010 and 2009 respectively, while interest expense was $0.46 million and $0.47 million for the three months ended September 30, 2010 and 2009 respectively. The decrease is mainly due to the amortization of debt discount related to the convertible note during the first quarter of 2009 while there was no such expense in the same period of 2010.

Income Taxes:
Benda is subject to Delaware, United State of America tax, but no provision for income taxes was made for the nine months ended September 30, 2010 and 2009 as Benda did not have reportable taxable income for the period.

Ever Leader, a wholly owned subsidiary of Benda, is subject to Hong Kong tax, but no provisions for income taxes was made for the nine months ended September 30, 2010 and 2009 as Ever Leader did not have reportable taxable income for the periods.

Benda Ebei was registered as a Sino-Foreign Equity Joint Venture on May 26, 2004 and is subject to the tax laws applicable to Sino-Foreign Equity Joint Ventures in the PRC.  Benda Ebei, starting from 2005, is fully exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in the state income taxes, for the following three years.

Jiangling Benda and Yidu Benda are cross-municipal investment entities and enjoy the same tax treatment as Sino-Foreign Joint Ventures, starting from 2005, and were therefore exempt from PRC enterprise income tax for two years starting from the first profit-making year, followed by a 50% reduction in the state income taxes, for the following three years. Cross-municipal investments entities refer to entities that are incorporated in one municipal region but have investments in another municipal region.

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

Benda Ebei recorded $695,820 income tax for the nine months ended September 30, 2010 and $352,033 income tax for the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by the operating activities was $0.74 million for the nine months ended September 30, 2010, while for the nine months ended September 30, 2009 was positive $0.88 million.

a)	Non-cash operating activities, reconciliation items to net loss

For the nine months ended September 30, 2009, an amount about $6.20 million non-cash operating activities was reconciled back to the net loss and which mainly included amortization of debt discount and debt issue cost, bad debt provision, amortization of intangible assets, and depreciation.

However, for the nine months ended September 30, 2010, about $2.43 million of non-cash operating activities was reconciled back to the net loss and summarized as follows: $1.74 million incurred on depreciation; $0.24 million incurred on bad debt provision; and $0.44 million incurred on amortization of intangible assets.

b)	Trade receivables

The net amount of trade receivable was increased by $1.81 million for the nine months ended September 30, 2010. Management acknowledges that the net balance of the trade receivable, as of September 30, 2010, was a significant asset to the company. However, management believes that the above situation is temporarily due to the following reasons:

1)
Customers who have sales relationships with our company are all relatively big business wholesale enterprises and they have all passed the examination of GMP Certificate so that  collectability from those is out of question;

2)	Management realized that it did affect the cash flow situation of the company; therefore the company will put more efforts to reduce the balance of trade receivables.

For the nine months ended September 30, 2010 and 2009, the amount spent in investing activities were $1.08 million and $0.30 million respectively. The investing activities were relatively small for the reporting periods.

Financing cash inflow was $2.26 million for the nine months ended September 30, 2010, while the financing cash outflow was $0.01 million for the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due the following factors:

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

Item 4.  (Removed and Reserved)

Item 5. Other Information.

On September 26, 2010, Jun Tang submitted a letter of resignation notifying us that he resigned from the position of Director of the Company, effective September 26, 2010. We accepted Mr. Tang’s resignation on Thursday, October 28, 2010.  Mr. Tang’s resignation was due to personal reasons, and not the result of any disagreement with the Company or any officers or directors of the Company.  Our Board of Directors has not yet appointed another individual to fill the position of Director.

Item 6. Exhibits

(a)	Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BENDA PHARMACEUTICAL, INC.
Registrant

Date: November 22, 2010	By:	/s/ Yiqing Wan
Yiqing Wan
President, Chief Executive Officer, Chief Financial and Accounting Officer
Chairman of Board of Directors